Form 10-Q
period 2023-06-30
Fidelity Private Credit Central Fund LLC
filed 2023-08-11
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number 814-01645

Fidelity Private Credit Central Fund LLC

(Exact name of Registrant as specified in its Charter)

Delaware	87-2722334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 563-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Units

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of units of Registrant’s Common Units, outstanding as of August 8, 2023 was 63,579,948.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), and refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” or the negatives thereof or other variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
•
general economic, logistical and political trends and other external factors, including the impact of the COVID-19 pandemic, related COVID-19 variants and recent supply chain disruptions;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with the Adviser and its affiliates;
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
the use of borrowed money to finance a portion of our investments;
•
the ability of the Adviser to identify suitable investments and to monitor and administer our investments;
•
the ability of the Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Central Fund LLC

Consolidated Statements of Assets and Liabilities

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliated investments (amortized cost $1,220,281,286 and $739,018,787)	$1,215,595,628	$737,741,430
Non-controlled / affiliated investments (amortized cost $1,353,796 and $0)	1,353,796	—
Cash	35,713,507	102,825,803
Deferred financing costs	8,527,378	4,780,927
Receivables from sales and paydowns of investments	569,961	112,421
Interest receivable	7,847,384	4,948,342
Total Assets	$1,269,607,654	$850,408,923
Liabilities
Debt	631,000,003	383,846,018
Interest payable	12,036,717	3,962,894
Management fee payable	476,849	—
Affiliated payables	95,336	4,161
Other accounts payable and accrued liabilities	213,734	24,791
Total Liabilities	$643,822,639	$387,837,864
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	622,697,624	464,205,202
Total distributable earnings (loss)	3,087,391	(1,634,143)
Total Net Assets	625,785,015	462,571,059
Total Liabilities and Net Assets	$1,269,607,654	$850,408,923
Net Asset Value per unit (62,554,536 and 0 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	$10.00	—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
From non-controlled / non-affiliated investments
Interest income	$35,463,049	$3,531,127	$64,437,681	$6,051,845
Other Income	126,217	—	126,217	—
From non-controlled / affiliated investments
Distributions from underlying funds	4,401	—	4,401	—
Total Investment Income	35,593,667	3,531,127	64,568,299	6,051,845
Expenses
Interest expense	13,095,464	11,100	23,135,917	11,100
Management fees	476,849	—	476,849	—
Administration fees	95,336	—	95,336	—
Pricing and bookkeeping fees	7,576	7,906	24,382	12,805
Custodian fees	846	200	1,149	1,250
Board of Trustees’ fees	25,792	—	25,792	—
Professional fees	112,835	22,762	181,741	61,915
Other general and administrative expenses	139,367	111	204,286	111
Total Expenses Before Reductions	13,954,065	42,079	24,145,452	87,181
Expense support	(98,388)	—	(98,388)	—
Net Expenses	13,855,677	42,079	24,047,064	87,181
Net Investment Income (Loss)	21,737,990	3,489,048	40,521,235	5,964,664
Net Realized and Unrealized Gains (Losses) on Investments
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliated investments	(1,534,243)	(1,301,671)	(3,408,301)	(1,209,548)
Net Realized and Unrealized Gain (Losses) on Investments	(1,534,243)	(1,301,671)	(3,408,301)	(1,209,548)
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,203,747	$2,187,377	$37,112,934	$4,755,116

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$21,737,990	$3,489,048	$40,521,235	$5,964,664
Net change in unrealized appreciation (depreciation) on investments	(1,534,243)	(1,301,671)	(3,408,301)	(1,209,548)
Net Increase (Decrease) in Net Assets Resulting from Operations	20,203,747	2,187,377	37,112,934	4,755,116
Capital Activity
Capital contributions	60,617,189	98,684,961	126,717,202	139,011,954
Distributions to unitholders	(14,878,190)	(3,475,515)	(32,391,400)	(5,645,655)
Reinvestment of distributions	14,262,010	3,475,515	31,775,220	5,645,655
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	60,001,009	98,684,961	126,101,022	139,011,954
Total Increase (Decrease) in Net Assets	80,204,756	100,872,338	163,213,956	143,767,070
Net assets, beginning of period	545,580,259	140,044,177	462,571,059	97,149,445
Net Assets, End of Period	$625,785,015	$240,916,515	$625,785,015	$240,916,515

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$37,112,934	$4,755,116
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(484,257,864)	(178,071,160)
Proceeds from sales of investments and principal repayments	4,575,752	431,888
Net proceeds (payments) for money market funds	(1,353,796)	—
Net change in unrealized (gain) loss on investments	3,408,301	1,209,548
Accretion of original issue discount on notes	(1,580,387)	(217,615)
Amortization of deferred financing costs	852,571	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables from sales and paydowns of investments	(457,540)	(44,050)
(Increase) decrease in interest receivable	(2,899,042)	(2,513,020)
Increase (decrease) in other accounts payable and accrued liabilities	188,943	66,120
Increase (decrease) in interest payable	8,073,823	11,100
Increase (decrease) in management fee payable	476,849	—
Increase (decrease) in affiliated payables	91,175	—
Net Cash Provided by (Used in) Operating Activities	(435,768,281)	(174,372,073)
Cash Flows from Financing Activities:
Payment of financing costs	(4,599,022)	—
Capital contributions	126,717,202	139,011,954
Capital distributions	(616,180)	—
Proceeds from borrowings	310,000,003	40,000,000
Repayment of borrowings	(62,846,018)	—
Net Cash Provided by (Used in) Financing Activities	368,655,985	179,011,954
Net change in cash	(67,112,296)	4,639,881
Cash as of the beginning of period	102,825,803	709,028
Cash as of the end of period	$35,713,507	$5,348,909
Supplemental information and non-cash financing activities
Non-cash distributions	$31,775,220	$5,645,655
Reinvestment of distributions	$(31,775,220)	$(5,645,655)
Cash paid for interest expense	$13,512,118	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliated
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (g)(j)	Term Loan	SOFR	+	6.75%	11.69%	5/3/2029	8,373,449	8,126,841	8,122,246
Cadence - Southwick, Inc. (f)(g)	Revolving Credit Facility		-		-	5/3/2028	-	(99,349)	(102,541)
								8,027,492	8,019,705	1.28%
Air Freight & Logistics
Echo Global Logistics Inc (j)	Term Loan	SOFR	+	4.75%	9.95%	11/23/2028	15,483,000	14,971,849	14,910,129
Omni Intermediate Holdings, LLC (g)(j)	Term Loan	SOFR	+	5.00%	10.39%	12/30/2026	27,417,671	27,111,763	26,554,075
Omni Intermediate Holdings, LLC (f)(g)	Delayed Draw Term Loan		-		-	12/30/2026	-	(6,958)	(130,111)
R1 Holdings Merger Sub, LLC (g)(j)	Term Loan	SOFR	+	6.25%	11.11%	12/29/2028	22,024,325	21,403,403	21,418,656
R1 Holdings Merger Sub, LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	6.25%	11.11%	12/29/2028	2,142,845	2,016,192	2,037,707
R1 Holdings Merger Sub, LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.25%	11.11%	12/29/2028	330,317	179,902	180,995
STG Logistics Inc (h)(j)	Term Loan	SOFR	+	6.00%	11.39%	3/24/2028	41,870,000	41,300,925	40,404,550
								106,977,076	105,376,001	16.84%
Application Software
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (g)(j)(k)	Term Loan	SOFR	+	7.25%	12.40%	12/9/2029	31,471,935	30,577,137	30,603,310
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(g)(k)	Revolving Credit Facility		-		-	12/9/2028	-	(92,422)	(93,559)
Lightspeed Solutions, LLC (h)(j)	Term Loan	SOFR	+	6.50%	11.37%	3/1/2028	19,323,004	18,961,066	18,990,649
Lightspeed Solutions, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.50%	11.56%	3/1/2028	616,996	612,212	511,993
Prism Parent Co Inc. (f)(h)	Delayed Draw Term Loan		-		-	9/19/2028	-	(80,865)	(87,963)
Prism Parent Co Inc. (h)(j)	Term Loan	SOFR	+	5.75%	10.83%	9/19/2028	31,600,101	31,030,029	31,043,940
								81,007,157	80,968,370	12.94%
Automotive Parts & Equipment
American Trailer Rental Group, LLC (g)(j)	Term Loan	SOFR	+	5.50%	10.89%	6/1/2027	15,760,000	15,389,163	15,167,424
American Trailer Rental Group, LLC (g)(j)	Delayed Draw Term Loan	SOFR	+	5.50%	10.54%	6/1/2027	14,892,975	14,892,975	14,332,999
American Trailer Rental Group, LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	5.75%	10.95%	6/1/2027	15,889,625	15,353,123	15,314,212
Arrowhead Holdco Company (h)(j)	Term Loan	SOFR	+	4.50%	9.77%	8/31/2028	24,986,293	24,504,465	22,487,664
Arrowhead Holdco Company (f)(h)(j)	Delayed Draw Term Loan	SOFR	+	4.50%	9.77%	8/31/2028	2,281,853	2,281,853	1,822,008
								72,421,579	69,124,307	11.05%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Building Products
Copperweld Group, Inc. (g)(j)	Term Loan	SOFR	+	6.00%	11.50%	3/31/2026	38,326,366	36,961,631	37,498,516
Copperweld Group, Inc. (f)(g)	Revolving Credit Facility	SOFR	+	6.00%	11.31%	3/31/2026	1,353,638	1,176,589	1,243,993
								38,138,220	38,742,509	6.19%
Data Processing & Outsourced Services
VRC Companies LLC (g)(j)	Term Loan	SOFR	+	5.75%	10.57%	6/29/2027	15,726,928	15,287,484	15,516,187
VRC Companies LLC (f)(g)(j)	Delayed Draw Term Loan	SOFR	+	5.75%	10.57%	6/29/2027	17,582,516	17,582,516	17,326,726
								32,870,000	32,842,913	5.25%
Distributors
Infinite Bidco LLC (g)(j)	Term Loan	SOFR	+	6.25%	11.27%	3/2/2028	24,937,500	24,236,475	24,194,363
								24,236,475	24,194,363	3.87%
Diversified Support Services
Hobbs & Associates, LLC (g)(j)	Term Loan	SOFR	+	6.50%	11.60%	4/11/2029	22,153,241	21,505,674	21,513,013
Hobbs & Associates, LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	6.50%	11.60%	4/11/2029	15,939,295	15,390,911	15,688,820
MRI Acquisitions, Inc (g)(j)	Term Loan	SOFR	+	6.25%	11.64%	12/30/2025	35,551,350	34,964,518	34,630,570
MRI Acquisitions, Inc (f)(g)	Delayed Draw Term Loan		-		-	12/30/2025	-	(80,158)	(100,000)
MRI Acquisitions, Inc (f)(g)	Revolving Credit Facility	SOFR	+	6.25%	11.32%	12/30/2025	333,333	293,211	268,583
Ruppert Landscape, LLC (h)(j)	Term Loan	SOFR	+	5.75%	10.83%	12/1/2028	23,577,174	22,919,869	22,867,501
Ruppert Landscape, LLC (f)(h)	Delayed Draw Term Loan		-		-	12/1/2028	-	(94,530)	(105,043)
Ruppert Landscape, LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.75%	11.02%	12/1/2028	1,708,696	1,589,762	1,577,826
								96,489,257	96,341,270	15.40%
Electronic Components
AEP Passion Intermediate Holdings, Inc. (g)(j)	Term Loan	SOFR	+	6.50%	11.91%	10/5/2027	24,753,244	24,056,328	24,052,727
AEP Passion Intermediate Holdings, Inc. (f)(g)	Delayed Draw Term Loan	SOFR	+	6.50%	11.70%	10/5/2027	76,836	(17,581)	(19,806)
AEP Passion Intermediate Holdings, Inc. (f)(g)	Revolving Credit Facility	SOFR	+	6.50%	11.70%	10/5/2027	384,178	336,812	335,857
								24,375,559	24,368,778	3.89%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Environmental & Facilities Services							-
Pavement Partners Interco, LLC (g)(j)	Term Loan	SOFR	+	6.75%	11.97%	2/7/2028	40,351,131	39,310,115	39,857,619
Pavement Partners Interco, LLC (f)(g)	Delayed Draw Term Loan		-		-	2/7/2028	-	(80,002)	(86,683)
Pavement Partners Interco, LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.75%	12.19%	2/7/2028	2,512,563	2,407,340	2,474,874
USA Water Intermediate Holdings, LLC (g)(j)	Term Loan	SOFR	+	6.25%	11.36%	1/27/2028	33,133,500	32,358,665	32,371,430
USA Water Intermediate Holdings, LLC (f)(g)	Delayed Draw Term Loan		-		-	1/27/2028	-	(137,540)	(138,000)
USA Water Intermediate Holdings, LLC (f)(g)	Revolving Credit Facility		-		-	1/27/2028	-	(103,098)	(103,500)
								73,755,480	74,375,740	11.89%
Health Care Services
AB Centers Acquisition Corporation (h)(j)	Term Loan	SOFR	+	6.00%	11.20%	9/6/2028	36,703,075	35,734,108	35,745,124
AB Centers Acquisition Corporation (f)(h)	Revolving Credit Facility		-		-	9/6/2028	-	(81,167)	(81,000)
Fertility (ITC) Investment Holdco, LLC (g)(j)	Term Loan	SOFR	+	6.50%	11.63%	1/3/2029	38,608,238	37,702,028	37,643,032
Fertility (ITC) Investment Holdco, LLC (g)	Delayed Draw Term Loan	SOFR	+	6.50%	11.54%	1/3/2029	9,090,909	8,879,676	8,863,636
Fertility (ITC) Investment Holdco, LLC (f)(g)	Revolving Credit Facility		-		-	1/3/2029	-	(62,731)	(68,182)
Houseworks Holdings, LLC (g)(j)	Term Loan	SOFR	+	6.75%	11.86%	12/16/2028	6,716,250	6,527,598	6,531,553
Houseworks Holdings, LLC (g)(j)	Delayed Draw Term Loan	SOFR	+	6.75%	12.03%	12/16/2028	24,937,500	24,246,109	24,251,719
Houseworks Holdings, LLC (f)(g)	Revolving Credit Facility		-		-	12/16/2028	-	(156,640)	(153,729)
Houseworks Holdings, LLC (g)(j)	Term Loan	SOFR	+	6.75%	12.14%	12/16/2028	44,298,813	42,997,143	43,080,595
Integrated Oncology Network LLC (f)(g)(j)	Delayed Draw Term Loan	SOFR	+	6.00%	11.04%	6/24/2025	3,157,307	3,157,307	3,027,277
Integrated Oncology Network LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.00%	11.19%	6/24/2025	513,834	513,834	504,414
Integrated Oncology Network LLC (g)(j)	Term Loan	SOFR	+	6.00%	11.04%	6/24/2025	13,881,487	13,683,825	13,652,442
Patriot Home Care (f)(h)	Delayed Draw Term Loan		-		-	5/4/2028	-	-	(177,655)
Patriot Home Care (h)(j)	Term Loan	SOFR	+	6.00%	11.26%	5/4/2028	28,675,862	28,166,469	28,145,181
VIP Medical US Buyer, LLC (g)(j)	Term Loan	SOFR	+	5.50%	10.70%	12/12/2028	34,213,075	33,575,081	33,566,448
VIP Medical US Buyer, LLC (f)(g)	Revolving Credit Facility		-		-	12/12/2028	-	(136,457)	(141,750)
VIP Medical US Buyer, LLC (f)(g)	Delayed Draw Term Loan		-		-	12/12/2028	-	(182,191)	(200,000)
								234,563,992	234,189,105	37.42%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Human Resource & Employment Services
Future Care Associates LLC (g)(j)	Term Loan	SOFR	+	6.75%	12.14%	1/27/2029	29,850,000	29,141,569	29,109,720
Future Care Associates LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	6.75%	12.14%	1/27/2029	16,000,000	15,414,567	15,380,000
Future Care Associates LLC (f)(g)	Revolving Credit Facility		-		-	1/27/2029	-	(116,156)	(124,000)
								44,439,980	44,365,720	7.09%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (g)(j)	Term Loan	SOFR	+	5.50%	11.00%	12/13/2027	49,250,000	48,702,943	48,875,700
Astro Acquisition LLC (f)(g)	Revolving Credit Facility	SOFR	+	5.50%	10.85%	12/13/2027	2,782,223	2,018,789	2,728,921
Blackbird Purchaser Inc (h)(j)	Term Loan	SOFR	+	4.25%	9.45%	4/8/2026	14,475,865	14,261,370	14,122,654
Blackbird Purchaser Inc (h)	Delayed Draw Term Loan	SOFR	+	4.25%	9.45%	4/8/2026	5,301,727	5,301,751	5,172,365
Double E Company, LLC (g)(j)	Term Loan	SOFR	+	6.00%	11.39%	6/21/2028	15,700,441	15,528,479	15,474,354
Double E Company, LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.00%	11.20%	6/21/2028	1,030,837	1,030,837	996,582
Double E Company, LLC (f)(g)	Delayed Draw Term Loan		-		-	6/21/2028	-	-	(25,374)
Lake Air Products, LLC (g)(j)	Term Loan	SOFR	+	7.00%	12.59%	1/9/2029	39,261,600	38,334,424	38,303,617
Lake Air Products, LLC (f)(g)	Revolving Credit Facility		-		-	1/9/2029	-	(138,437)	(146,400)
								125,040,156	125,502,419	20.06%
Insurance Brokers
Alera Group, Inc. (h)(j)	Term Loan	SOFR	+	6.50%	11.70%	9/30/2028	4,962,500	4,873,244	4,876,649
Alera Group, Inc. (f)(h)(j)	Delayed Draw Term Loan	SOFR	+	6.50%	11.70%	9/30/2028	7,921,125	7,745,490	7,749,057
								12,618,734	12,625,706	2.02%
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (g)(j)	Term Loan	SOFR	+	6.75%	12.09%	1/13/2029	32,917,500	32,139,454	32,173,565
Bron Buyer, LLC (f)(g)	Delayed Draw Term Loan		-		-	1/13/2029	-	(115,602)	(100,000)
Bron Buyer, LLC (f)(g)	Revolving Credit Facility		-		-	1/13/2029	-	(115,658)	(113,000)
								31,908,194	31,960,565	5.11%
Pharmaceuticals
Alcami Corporation (g)(j)	Term Loan	SOFR	+	7.00%	12.20%	12/21/2028	44,843,151	42,629,634	43,412,654
Alcami Corporation (f)(g)	Delayed Draw Term Loan		-		-	12/21/2028	-	(221,362)	(146,390)
Alcami Corporation (f)(g)	Revolving Credit Facility		-		-	12/21/2028	-	(353,051)	(234,225)
								42,055,221	43,032,039	6.88%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(h)	Revolving Credit Facility	SOFR	+	4.75%	9.99%	12/23/2027	460,123	460,123	337,423
Refresh Buyer LLC (h)(j)	Term Loan	SOFR	+	4.75%	9.99%	12/23/2028	14,539,877	14,394,814	13,958,282
Refresh Buyer LLC (h)	Delayed Draw Term Loan	SOFR	+	4.75%	9.99%	12/23/2028	2,192,025	2,192,025	2,104,344
Refresh Buyer LLC (h)(j)	Term Loan	SOFR	+	5.75%	10.99%	12/23/2028	34,855,901	34,298,550	34,049,412
Refresh Buyer LLC (f)(h)	Delayed Draw Term Loan		-		-	12/23/2028	-	(44,573)	(49,689)
								51,300,939	50,399,772	8.05%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Specialized Consumer Services
Senske Lawn and Tree Care, LLC (h)(j)	Term Loan	SOFR	+	5.50%	10.74%	12/15/2028	13,233,500	12,924,821	12,632,699
Senske Lawn and Tree Care, LLC (h)	Delayed Draw Term Loan	SOFR	+	5.50%	10.74%	12/15/2028	4,488,750	4,373,631	4,295,820
Senske Lawn and Tree Care, LLC (f)(h)	Revolving Credit Facility		-		-	12/15/2028	-	(85,438)	(170,250)
Senske Lawn and Tree Care, LLC (h)	Delayed Draw Term Loan	SOFR	+	5.50%	10.74%	12/15/2028	4,492,500	4,388,700	4,288,541
USW Buyer, LLC (g)(j)	Term Loan	SOFR	+	6.25%	11.59%	11/3/2028	15,920,000	15,627,066	15,614,336
USW Buyer, LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	6.25%	11.59%	11/3/2028	2,992,500	2,831,294	2,704,644
USW Buyer, LLC (f)(g)	Revolving Credit Facility		-		-	11/3/2028	-	(89,602)	(96,000)
								39,970,472	39,269,790	6.28%
Trading Companies & Distributors
All States AG Parts LLC (g)(j)	Term Loan	SOFR	+	5.75%	11.35%	9/1/2026	24,875,000	24,319,523	24,265,563
Belt Power Holdings LLC (g)(j)	Term Loan	SOFR	+	6.00%	11.39%	8/22/2028	29,520,513	29,066,138	29,009,705
Belt Power Holdings LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	6.00%	11.39%	8/22/2028	3,605,812	3,546,363	3,503,520
Belt Power Holdings LLC (f)(g)	Revolving Credit Facility		-		-	8/22/2028	-	(59,380)	(51,282)
								56,872,644	56,727,506	9.07%
Total First Lien Debt								1,197,068,627	1,192,426,578	190.58%

Second Lien Debt
Air Freight & Logistics
Echo Global Logistics Inc (j)	Term Loan	SOFR	+	8.00%	13.19%	11/23/2029	10,000,000	9,659,785	9,631,000
								9,659,785	9,631,000	1.54%
Total Second Lien Debt								9,659,785	9,631,000	1.54%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Equity
Building Products
Copperweld Investor, LLC (l)					600,000	1,500,000	1,560,000
						1,500,000	1,560,000	0.25%
Electronic Components
APCT Parent, L.P. (l)					1,500	1,500,000	1,542,000
						1,500,000	1,542,000	0.25%
Health Care Services
Personal Care (ITC) Holdings, LLC (l)					130,985	1,309,856	1,512,877
VIP Medical Holdings, LLC Series A Preferred (l)					1,000,000	10	138,000
VIP Medical Holdings, LLC Class A (l)					1,000,000	1,000,000	911,000
						2,309,866	2,561,877	0.41%
Investment Companies
Air Control Concepts Holdings, L.P (k)(l)					67,430	674,296	688,456
Double E Equity, L.P. (k)(l)					1,000	1,000,000	591,000
FCA Partners LLC Preferred (k)(l)					500,000	1	1
FCA Partners LLC (k)(l)					500,000	500,000	415,000
KLC Fund 1022-CI-A LP (k)(l)					7,500	750,000	468,000
Lake Air Products, LLC (k)(l)					1,000,000	1,000,000	1,036,930
REP RO Coinvest IV-A, L.P. (k)(l)					800,000	800,000	904,000
						4,724,297	4,103,387	0.66%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (l)					1,000	1,000,000	1,084,000
						1,000,000	1,084,000	0.17%
Specialized Consumer Services
Mustang Prospects Holdco, LLC Class A (l)					950	949,736	990,015
Mustang Prospects Holdco, LLC Class B (l)					949,765	9	30,392
USW Holdings, LLC (l)					569	568,966	506,379
						1,518,711	1,526,786	0.24%
Trading Companies & Distributors
Belt Power Parent, LLC (l)					1,000,000	1,000,000	1,160,000
						1,000,000	1,160,000	0.19%
Total Equity Investments					-	13,552,874	13,538,050	2.17%
Total Investments -- non-controlled/ non-affiliated						1,220,281,286	1,215,595,628	194.29%
Investments -- non-controlled / affiliated
Mutual Funds
Money Market Mutual Funds
Fidelity Investments Money Market Government Portfolio Class I 4.99% (g)(i)(k)					1,353,796	1,353,796	1,353,796
Total Investments -- non-controlled/ affiliated						1,353,796	1,353,796	0.22%
Total Investment Portfolio						1,221,635,082	1,216,949,424	194.51%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Prime Rate (Prime), London Interbank Offering Rate (LIBOR or L) or Secured Overnight Funds Rate (SOFR) which reset daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Fair Value Committee (see Note 2 and Note 6), pursuant to the Fund’s valuation policy.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Notes to Consolidated Financial Statements for more information on the Fund’s unfunded commitments.
(g)
The interest rate floor on these investments as of June 30, 2023 was 1.00%.
(h)
The interest rate floor on these investments as of June 30, 2023 was 0.75%.
(i)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(j)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(k)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2023, non-qualifying assets represented 2.8% of total assets as calculated in accordance with regulatory requirements.
(l)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $13,552,875 or 2.2% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Security	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	4/11/2023	674,296
APCT Parent, L.P.	2/14/2023	1,500,000
Belt Power Parent, LLC	8/22/2022	1,000,000
Bron Holdings, LLC	1/13/2023	1,000,000
Copperweld Investor, LLC	12/15/2022	1,500,000
Double E Equity, L.P.	6/21/2022	1,000,000
FCA Partners LLC Preferred	4/17/2023	1
FCA Partners LLC	4/17/2023	500,000
KLC Fund 1022-CI-A LP	12/1/2022	750,000
Lake Air Products, LLC	1/9/2023	1,000,000
Mustang Prospects Holdco, LLC Class A	12/15/2022 - 05/31/2023	949,736
Mustang Prospects Holdco, LLC Class B	12/15/2022 - 05/31/2023	9
Personal Care (ITC) Holdings, LLC	02/14/2023 - 05/25/2023	1,309,856
REP RO Coinvest IV-A, L.P.	12/29/2022	800,000
USW Holdings, LLC	11/03/2022 - 03/16/2023	568,966
VIP Medical Holdings, LLC Series A Preferred	12/12/2022	10
VIP Medical Holdings, LLC Class A	12/12/2022	1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

December 31, 2022

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Investments -- non-controlled/ non-affiliated
First Lien Debt
Air Freight & Logistics
STG Logistics Inc (j)(l)(h)	Term Loan	SOFR	+	6.00%	10.42%	3/24/2028	42,188,000	$41,570,092	$40,500,480
Omni Intermediate Holdings, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.73%	12/30/2026	26,442,532	26,024,445	26,096,135
Omni Intermediate Holdings, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/30/2026	-	-	(72,964)
Echo Global Logistics Inc (k)(l)	Term Loan	L	+	4.75%	9.13%	11/23/2028	15,561,000	15,012,456	14,988,355
Roadone Inc (i)(l)	Term Loan	SOFR	+	6.25%	10.83%	12/29/2028	22,135,000	21,471,375	21,470,950
Roadone Inc (f)(i)	Delayed Draw Term Loan		-		-	12/29/2028	-	(105,126)	(105,219)
Roadone Inc (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	10.83%	12/29/2028	1,235,294	1,072,530	1,072,398
								105,045,772	103,950,135	22.47%
Application Software
Lightspeed Systems (j)(l)	Term Loan	SOFR	+	6.00%	10.82%	3/1/2028	18,963,294	18,572,919	18,631,437
Lightspeed Systems (f)(j)	Delayed Draw Term Loan		-		-	3/1/2028	-	-	(106,707)
Prism Parent Co Inc. (f)(j)	Delayed Draw Term Loan		-		-	9/16/2028	-	(88,369)	(92,593)
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	6.00%	10.32%	9/16/2028	31,759,296	31,146,751	31,127,286
Atlas US / AU (i)(l)	Term Loan	SOFR	+	7.25%	11.48%	12/9/2029	31,471,935	30,533,194	30,527,777
Atlas US / AU (f)(i)	Revolving Credit Facility		-		-	12/9/2028	-	(100,666)	(101,695)
								80,063,829	79,985,505	17.29%
Auto Parts & Equipment
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR	+	4.50%	8.61%	8/31/2028	25,113,127	24,593,924	24,467,720
Arrowhead Holdco Company (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	4.50%	8.61%	8/31/2028	2,293,436	2,293,437	2,174,958
American Trailer Rental Group (i)(l)	Term Loan	L	+	5.00%	9.73%	6/1/2028	15,840,000	15,424,715	15,436,080
American Trailer Rental Group (i)(l)	Delayed Draw Term Loan	L	+	5.00%	8.75%	6/1/2027	14,964,975	14,964,975	14,583,368
								57,277,051	56,662,126	12.25%
Building Products
Copperweld Investors, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.84%	3/31/2026	38,521,360	36,925,829	37,562,179
Copperweld Investors, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	10.24%	3/31/2026	676,819	467,105	550,423
								37,392,934	38,112,602	8.24%
Data Processing & Outsourced Services
VRC Companies LLC (i)(l)	Term Loan	SOFR	+	5.75%	8.52%	6/29/2027	15,806,157	15,322,014	15,575,387
VRC Companies LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.75%	10.02%	6/29/2027	6,444,680	6,444,680	6,165,127
								21,766,694	21,740,514	4.70%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

December 31, 2022

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Diversified Support Services
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	5.75%	10.48%	12/30/2025	35,730,450	$35,041,223	$35,015,841
MRI Acquisitions, Inc (f)(i)	Delayed Draw Term Loan		-		-	12/30/2025	-	(95,906)	(100,000)
MRI Acquisitions, Inc (f)(i)	Revolving Credit Facility		-		-	12/30/2025	-	(47,948)	(50,000)
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	5.75%	9.97%	12/1/2028	23,695,652	22,991,980	22,984,783
Ruppert Landscape, LLC (f)(j)	Delayed Draw Term Loan		-		-	12/1/2028	-	(102,936)	(104,348)
Ruppert Landscape, LLC (f)(j)	Revolving Credit Facility	SOFR	+	5.75%	9.97%	12/1/2028	1,360,870	1,232,068	1,230,435
								59,018,481	58,976,711	12.75%
Health Care Services
Integrated Oncology Network LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	9.71%	6/24/2025	3,173,227	3,173,228	3,080,838
Integrated Oncology Network LLC (f)(i)	Revolving Credit Facility		-		-	6/24/2025	-	-	(6,680)
Integrated Oncology Network LLC (i)(l)	Term Loan	SOFR	+	6.00%	9.71%	6/24/2025	13,951,595	13,709,556	13,788,362
Patriot Home Care (f)(j)	Delayed Draw Term Loan		-		-	5/4/2028	-	-	(187,586)
Patriot Home Care (j)(l)	Term Loan	SOFR	+	6.00%	10.70%	5/4/2028	28,820,690	28,193,266	28,330,738
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	10.58%	9/6/2028	30,680,616	29,796,338	29,769,401
AB Centers Acquisition Corporation (f)(j)	Delayed Draw Term Loan	SOFR	+	6.00%	10.20%	9/6/2028	1,551,724	1,463,221	1,458,620
AB Centers Acquisition Corporation (f)(j)	Revolving Credit Facility		-		-	9/6/2028	-	(88,310)	(92,172)
VIP Medical Group (g)(i)	Term Loan	SOFR	+	5.75%	10.39%	12/12/2028	34,385,000	33,701,759	33,697,300
VIP Medical Group (f)(i)	Revolving Credit Facility		-		-	12/12/2028	-	(148,674)	(150,000)
VIP Medical Group (f)(i)	Delayed Draw Term Loan		-		-	12/12/2028	-	(198,258)	(200,000)
Houseworks Holdings, LLC (i)	Term Loan	SOFR	+	6.75%	11.18%	12/16/2028	6,750,000	6,548,516	6,547,500
Houseworks Holdings, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/16/2028	-	(744,801)	(750,000)
Houseworks Holdings, LLC (f)(i)	Revolving Credit Facility		-		-	12/16/2028	-	(104,261)	(105,000)
								115,301,580	115,181,321	24.90%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

December 31, 2022

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Industrial Machinery
Astro Acquisition LLC (i)(l)	Term Loan	SOFR	+	5.50%	10.34%	12/13/2027	49,500,000	$48,903,604	$49,074,299
Astro Acquisition LLC (f)(i)	Revolving Credit Facility	L	+	5.50%	10.00%	12/13/2027	3,274,932	3,274,932	3,221,182
Blackbird Purchaser Inc (j)(l)	Term Loan	L	+	4.50%	8.88%	4/8/2026	10,978,045	10,737,306	10,700,301
Blackbird Purchaser Inc (f)(j)	Delayed Draw Term Loan		-		-	4/8/2026	-	-	(224,889)
Double E Company, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.55%	6/21/2028	15,779,736	15,594,191	15,614,048
Double E Company, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	10.55%	6/21/2028	546,256	546,256	521,278
Double E Company, LLC (f)(i)	Delayed Draw Term Loan		-		-	6/21/2028	-	-	(18,502)
								79,056,289	78,887,717	17.05%
Insurance Brokers
Alera Group, Inc. (j)	Term Loan	SOFR	+	6.50%	10.92%	9/30/2028	4,987,500	4,891,802	4,891,740
Alera Group, Inc. (f)(j)	Delayed Draw Term Loan	SOFR	+	6.50%	10.92%	9/30/2028	5,586,000	5,396,797	5,394,269
								10,288,599	10,286,009	2.22%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR	+	7.00%	11.42%	12/21/2028	45,068,493	42,705,795	43,491,096
Alcami Corporation (f)(i)	Delayed Draw Term Loan		-		-	12/21/2028	-	(240,367)	(160,617)
Alcami Corporation (f)(i)	Revolving Credit Facility		-		-	12/21/2028	-	(384,576)	(256,986)
								42,080,852	43,073,493	9.31%
Soft Drinks
Refresh Buyer LLC (f)(j)	Revolving Credit Facility	L	+	4.50%	9.23%	12/23/2027	460,123	460,123	338,957
Refresh Buyer LLC (j)(l)	Term Loan	L	+	4.50%	9.23%	12/23/2028	14,613,497	14,457,860	14,036,264
Refresh Buyer LLC (j)	Delayed Draw Term Loan	L	+	4.50%	9.31%	12/23/2028	2,203,067	2,203,067	2,116,046
Refresh Buyer LLC (j)(l)	Term Loan	SOFR	+	5.75%	10.33%	12/23/2028	35,031,056	34,342,368	34,274,385
Refresh Buyer LLC (f)(j)	Delayed Draw Term Loan		-		-	12/23/2028	-	(48,551)	(49,689)
								51,414,867	50,715,963	10.98%
Specialized Consumer Services
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	10.93%	11/3/2028	16,000,000	15,686,129	15,680,000
USW Buyer, LLC (f)(i)	Delayed Draw Term Loan		-		-	11/3/2028	-	(292,292)	(300,000)
USW Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	10.93%	11/3/2028	1,000,000	902,602	900,000
Senske Lawn and Tree Care, Inc (j)(l)	Term Loan	SOFR	+	5.50%	9.84%	12/15/2028	13,300,000	12,969,359	12,967,500
Senske Lawn and Tree Care, Inc (f)(j)	Delayed Draw Term Loan		-		-	12/15/2028	-	(55,832)	(56,250)
Senske Lawn and Tree Care, Inc (f)(j)	Revolving Credit Facility		-		-	12/15/2028	-	(93,055)	(93,750)
Senske Lawn and Tree Care, Inc (f)(j)	Delayed Draw Term Loan		-		-	12/15/2028	-	(55,832)	(56,250)
								29,061,079	29,041,250	6.28%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

December 31, 2022

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Trading Companies & Distributors
Belt Power LLC (g)(i)	Term Loan	SOFR	+	6.00%	10.73%	8/22/2028	29,669,231	$29,102,700	$29,069,912
Belt Power LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.00%	10.71%	8/22/2028	3,623,932	3,559,528	3,485,812
Belt Power LLC (f)(i)	Revolving Credit Facility	PRIME	+	6.00%	12.00%	8/22/2028	1,709,402	1,645,016	1,640,342
								34,307,244	34,196,066	7.39%
Total First Lien Debt								722,075,271	720,809,412	155.83%

Second Lien Debt
Air Freight & Logistics
Echo Global Logistics Inc (k)(l)	Term Loan	L	+	8.00%	12.41%	11/23/2029	10,000,000	9,643,498	9,632,000
								9,643,498	9,632,000	2.08%
Total Second Lien Debt								9,643,498	9,632,000	2.08%

Equity
Building Products
Copperweld Investor, LLC (m)							600,000	1,500,000	1,500,000
								1,500,000	1,500,000	0.32%
Health Care Services
VIP Medical Holdings, LLC Series A Preferred (m)							1,000,000	10	10
VIP Medical Holdings, LLC Class A (m)							1,000,000	1,000,000	1,000,000
								1,000,010	1,000,010	0.22%
Investment Companies
Double E Equity, L.P. (m)							1,000	1,000,000	1,000,000
KLC Fund 1022-CI-A LP (m)							7,500	750,000	750,000
REP RO Coinvest IV-A, L.P. (m)							800,000	800,000	800,000
								2,550,000	2,550,000	0.55%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

December 31, 2022

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Specialized Consumer Services
USW Holdings, LLC (m)					500	$500,000	$500,000
Mustang Prospects Holdco, LLC Class A (m)					750	750,000	750,000
Mustang Prospects Holdco, LLC Class B (m)					750,000	8	8
						1,250,008	1,250,008	0.27%
Trading Companies & Distributors
Belt Power Parent, LLC (m)					1,000,000	1,000,000	1,000,000
						1,000,000	1,000,000	0.22%
Total Equity Investments						7,300,018	7,300,018	1.58%
Total Investments -- non-controlled/ non-affiliated						$739,018,787	$737,741,430	159.49%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Prime Rate (Prime), London Interbank Offering Rate (LIBOR or L) or Secured Overnight Funds Rate (SOFR) which reset daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Fair Value Committee (see Note 2 and Note 6), pursuant to the Fund’s valuation policy.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Notes to Consolidated Financial Statements for more information on the Fund’s unfunded commitments.
(g)
Security or portion of the security is subject to repurchase in accordance with Short-Term Borrowings.
(h)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(i)
The interest rate floor on these investments as of December 31, 2022 was 1.00%.
(j)
The interest rate floor on these investments as of December 31, 2022 was 0.75%.
(k)
The interest rate floor on these investments as of December 31, 2022 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $7,300,018 or 1.6% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Security	Acquisition Date	Acquisition Cost ($)
Belt Power Parent, LLC	8/22/2022	1,000,000
Copperweld Investor, LLC	12/15/2022	1,500,000
Double E Equity, L.P.	6/21/2022	1,000,000
KLC Fund 1022-CI-A LP	12/1/2022	750,000
Mustang Prospects Holdco, LLC Class A	12/15/2022	750,000
Mustang Prospects Holdco, LLC Class B	12/15/2022	8
REP RO Coinvest IV-A, L.P.	12/29/2022	800,000
USW Holdings, LLC	11/3/2022	500,000
VIP Medical Holdings, LLC Series A Preferred	12/12/2022	10
VIP Medical Holdings, LLC Class A	12/12/2022	1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

Fidelity Private Credit Central Fund LLC (formerly Fidelity Direct Lending Fund, LP) (the “Fund”) is a non-diversified, closed-end management investment company which elected, on January 31, 2023, to amend its legal structure to a Delaware limited liability company, and adopt a fiscal year end of December 31, 2022. Prior to that date, the Fund was a Delaware limited partnership, formed pursuant to the Delaware Act by filing the Certificate of Limited Partnership on September 16, 2021. The Fund has entered into an Investment Advisory Agreement with Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), a Delaware limited liability company. Prior to May 10, 2023, FIAM LLC was the Adviser. Prior to January 31, 2023, FIAM Institutional Funds Manager, LLC (“FIAMIFM”), a Delaware limited liability company and a wholly owned subsidiary of FIAM Holdings Corp., was the general partner of the Fund (“General Partner”).

Effective January 31, 2023, the General Partner and the Limited Partners became unit holders of the Fund and the interests in the Limited Partnership were converted into Common Units of the Fund. Within these Consolidated Financial Statements and Notes to Consolidated Financial Statements, all references to unit holder and net assets prior to January 31, 2023 are referring to Partners and Partners’ Capital, respectively.

On June 1, 2023, the Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and also intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve its investment objective by investing primarily in directly originated loans to private companies but also in liquid credit investments, like broadly syndicated loans, and other select private credit investments. The Fund will generally seek to invest in loans that carry variable (i.e., “floating”) interest rates. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. Specific private investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised from a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Adviser may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions. In order to provide liquidity for unit repurchases, the Fund intends to maintain an allocation to syndicated loans and other liquid investments.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. Dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of June 30, 2023 and December 31, 2022, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

Income Taxes

The Fund was formerly classified as a partnership for Federal income tax purposes. While the Fund was classified as a partnership no provisions for income taxes were recorded in the consolidated financial statements since the Fund was not subject to income tax. Tax obligations relating to the Fund’s activities were the responsibility of the unit holders.

Effective June 6, 2023, the Fund elected to be classified as a corporation for federal income tax purposes and the Fund intends to elect to be treated as a RIC under the Code as soon as reasonably practicable. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unit holders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of June 30, 2023 and December 31, 2022, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund files a U.S. federal tax return, in addition to state and local tax returns as required. The Fund’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its unit holders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Fund will be subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

Deferred Financing Costs

The Fund records costs related to issuance of revolving debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation.

Investment Valuation

The Fund values its investments, upon which its NAV is based, in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Fund’s investments, are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on third-party valuation services to verify the fair value determinations of certain investments. A third-party valuation service will generally review a portion of the Fund’s investments in loans each quarter such that on an annual basis most of the loans’ values will be tested for appropriateness and reliability. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

Valuation techniques used to value the Fund’s investments by major category are as follows:

•
Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

•
Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.
•
Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security’s underlying assets and liabilities.
•
Investments in open-end investment companies, including the Fidelity Central Funds, are valued at their closing NAV.

Investment Transactions

For financial reporting purposes, the Fund’s investment holdings and net assets include trades executed through the end of the last business day of the period. Gains and losses on securities sold are determined using the specific identification method.

Interest Income

Interest income is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount and market discount or premium are capitalized into the cost of the investment to which it applies and accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or original issue discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

Fee Income

The Fund earns certain fees in connection with its direct lending underwriting activities. These fees are in addition to interest payments earned and may include amendment fees, consent fees and prepayment fees. Certain fees such as structuring fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Fund are recorded as other income when the services are rendered.

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of June 30, 2023, and December 31, 2022, no loans in the portfolio were on non-accrual status.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash or highly liquid assets with original maturities of three months or less from the date of purchase. Cash and cash equivalents are carried at amortized cost which approximates fair value. As of June 30, 2023, and December 31, 2022, the Fund did not hold any cash equivalents.

Expenses

Expenses are recorded on the accrual basis. Expense estimates are accrued in the period to which they relate and adjustments are made when actual amounts are known.

Foreign Currency

The Fund may use foreign currency contracts to facilitate transactions in foreign– denominated securities. Gains and losses from these transactions may arise from changes in the value of the foreign currency or if the counterparties do not perform under the contracts’ terms.

Foreign-denominated assets, including investment securities, and liabilities are translated into U.S. dollars at the exchange rate at period end. Purchases and sales of securities, income and dividends received and expenses denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the transaction date.

The effects of exchange rate fluctuations on investments are included with the net realized and unrealized gain (loss) on investments. Other foreign currency transactions resulting in realized and unrealized gain (loss) are disclosed separately.

New Accounting Pronouncement

In March 2020, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), ASU 2020-04, which provides optional, temporary relief with respect to the financial reporting of contracts subject to certain types of modifications due to the planned discontinuation of the London Interbank Offered Rate (LIBOR) and other IBOR-based reference rates. The temporary relief provided by ASU 2020-04 is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2024. Management does not expect the adoption of ASU 2020-04 to have a material impact on the Fund’s consolidated financial statements.

Note 3. Unit Holder Transactions.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. A unit holder shall have no liability in excess of its obligation to pay the purchase price for its units. For the period January 31, 2023 through June 30, 2023, unit transaction activity is as follows:

For the period January 31, 2023 through June 30, 2023
Units
Units issued - initial conversion to unitized LLC	53,784,131
Units issued - contributions during the period	6,060,198
Distributions reinvested	2,710,207
Net increase (decrease)	62,554,536

As of June 30, 2023, the committed capital is $790,010,000 from the unit holders. For the six months ended June 30, 2023, the unit holders contributed $126,717,202 into the Fund, and received $32,391,400 of capital distributions. $616,180 of those distributions are recallable by the Adviser and $31,775,220 was reinvested and is therefore not recallable. As of June 30, 2023, there were Unfunded Capital Commitments of $221,611,956 (28.05% of commitments) from the unit holders.

As of June 30, 2022, the committed capital of $725,010,000 included $725,000,000 and $10,000 from the Limited Partners and the General Partner, respectively. For the six months ended June 30, 2022, the Limited Partners contributed $139,011,954 into the Fund, and received $5,645,655 of capital distributions. These distributions were subsequently reinvested and are therefore not recallable. As of June 30, 2022, there were Unfunded Capital Commitments of $489,125,050 (67.46% of commitments) from the Limited Partners.

Capital Contributions

Each unit holder is obligated to contribute to the Fund an amount equal to such portion of its Unfunded Commitment as specified by the Fund in a call notice. No unit holder shall be obligated to make any capital contributions in excess of such unit holders’ Unfunded Commitment.

Capital Withdrawals

No unit holder may withdraw any amount from its Capital Account unless such withdrawal is made pursuant to the Fund’s Limited Liability Company Agreement (“Agreement”), as amended.

Except as required by law or the Agreement, no unit holder shall be obligated at any time to repay or restore to the Fund all or any part of any distribution made to it from the Fund in accordance with the terms of the Agreement.

Capital Distributions and Allocation of Net Profits and Losses

The Agreement generally provides that items of Fund income, expense, gains and losses be allocated among the unit holders in proportion to their respective percentage of net assets after making such allocation and taking into account actual distributions made during such accounting period.

Distributions of Fund assets that are provided for in the Agreement are made only to persons who are the holders of record of interests in the Fund on the date determined by the Advisor as of which the unit holders are entitled to any such distributions. Except as otherwise provided in the Agreement, no unit holder has the right to withdraw capital from the Fund or receive any distribution or return of its Capital Contribution.

Distribution Reinvestment Plan

The Fund has adopted an “opt out” dividend reinvestment plan (“DRIP”), which became effective upon the filing of the election to be regulated as a BDC. As a result of adopting the plan, if the Board authorizes, and the Fund declares, a cash dividend or distribution, unit holders will have their cash dividends or distributions automatically reinvested in additional units, rather than receiving cash, unless they “opt out.” Unit holders who make an affirmative election to “opt out” will receive their distributions in cash. Units issued pursuant to the DRIP will not reduce a unit holder’s Capital Commitments to the Fund.

A registered unit holder may elect to “opt out” of the DRIP by notifying Fidelity Investments Institutional Operations Company LLC (the “Plan Administrator”) prior to the record date for distributions to unit holders. The Plan Administrator will set up an account for each unit holder to acquire units in non-certificated form through the plan if such unit holders have elected to receive their distributions in units.

The Fund will use newly issued units to implement the DRIP, with such units to be issued at a per unit price as determined by the Board (including any committee thereof), which price will be determined prior to the issuance of units and in accordance with the limitations under Section 23 of the 1940 Act. The number of units to be issued to a unit holder is determined by dividing the total dollar amount of the distribution payable to such unit holder by the price per unit of units. The number of units to be outstanding after giving effect to payment of a distribution cannot be established until the value per unit at which additional units will be issued has been determined and the elections of the unit holders have been tabulated.

There will be no brokerage or other charges to unit holders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by the Fund.

Unit holders who elect to receive distributions in the form of units are generally subject to the same U.S. federal, state and local tax consequences as are unit holders who receive their distributions in cash. However, since a participating unit holder’s cash dividends would be reinvested in units, such unit holder will not receive cash with which to pay applicable taxes on reinvested dividends. A unit holder’s basis for determining gain or loss upon the sale of units received in a distribution from the Fund will generally be equal to the cash that would have been received if the unit holder had received the distribution in cash. Any units received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such units are credited to the U.S. holder’s account. If a unit holder elects to tender its units in full and such full tender is accepted by the Fund, any units issued to the unit holder under the plan subsequent to the expiration of the tender offer will be considered part of the unit holder’s prior tender, and participant’s participation in the plan will be terminated as of the expiration date of the applicable tender offer.

The Fund may terminate the DRIP upon notice in writing to each participant at least 30 days prior to any record date for the payment of any distribution by the Fund.

Note 4. Expenses and Transactions with Affiliates.

Prior to May 10, 2023 the Fund was party to an investment advisory agreement with FIAM, pursuant to which FIAM managed the Fund’s investment program and related activities and in a manner that is consistent with applicable laws, rules and regulations.

Investment Advisory Agreement

Effective May 10, 2023, the Fund has entered into an Advisory Agreement with FDS. FDS is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. As compensation for advisory services, commencing on June 1, 2023 (the date on which the Fund elected to be regulated as a BDC), the Fund will pay an advisory fee (the “Management Fee”) to FDS monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

For the three and six months ended June 30, 2023, management fees were $476,849. As of June 30, 2023, $476,849 was payable to the Adviser for management fees.

Administration Agreement

Effective May 10, 2023, the Fund has entered into an Administration Agreement with FDS. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the fund operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to unit holders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Fund’s Board of Trustees (the “Board”), managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

As compensation for the services of and expenses borne by FDS in its capacity as administrator, commencing on June 1, 2023 (the date on which the Fund elected to be regulated as a BDC), the Fund shall pay an administration fee (the “Administration Fee”) to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month.

From time to time, FDS (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. The Fund will reimburse FDS (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on our behalf. From time to time, FDS (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our unit holders, subject to the cap on organization and offering expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

For the three and six months ended June 30, 2023, the Fund incurred $95,336 in expenses under the Administration Agreement, pro-rated for the period May 10 through June 30, 2023, which were recorded as administration fees on the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, $95,336 and $0, respectively, was unpaid and included in affiliated payables in the consolidated statements of assets and liabilities.

Pricing and Bookkeeping Fees

Prior to May 10, 2023, pricing and bookkeeping fees were based on the level of net assets of the Fund and were paid on a monthly basis. The pricing and bookkeeping fees were charged as follows:

Net Assets less than $50 million	2.00 basis points
Net Assets between $50 million – $200 million	1.50 basis points
Net Assets between $200 million – $1 billion	1.05 basis points
Net Assets greater than $1 billion	0.50 basis points

For the three and six months ended June 30, 2023, the pricing and bookkeeping fees were $7,576 and $24,382, respectively, pro-rated for the period January 1 through May 10, 2023. For the three and six months ended June 30, 2022, the pricing and bookkeeping fees were $7,906 and $12,805, respectively. As of June 30, 2023 and December 31, 2022, $0 and $4,161, respectively, was unpaid and included in affiliated payables in the consolidated statements of assets and liabilities.

Expense Support and Conditional Reimbursement Agreement

Executed May 10, 2023 and effective June 1, 2023, the Fund has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with FDS. Pursuant to the Expense Support Agreement for the 12-month period following the effective date of the Fund’s election to be regulated as a business development company, FDS, in its capacity as Adviser, will be obligated to advance all of the Fund’s Other Operating Expenses to the extent such expenses do not exceed 0.50% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). For the purposes of the Expense Support Agreement, Other Operating Expenses means professional fees (including accounting, legal, and auditing fees), custodian fees, third-party pricing service fees, insurance costs, director fees, Administration Fees, and other general and administrative expenses. Upon the termination of Adviser’s obligation to make Required Expense Payments, the Adviser may elect to pay, at such times as the Adviser determines, certain expenses on the Fund’s behalf, provided that no portion of the payment will be used to pay any interest expense or unit holder servicing fees of the Fund (referred to as a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s unit holders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.”

The Adviser’s obligation to make a Required Expense Payment shall automatically become a liability of the Adviser and the Fund’s right to receive a Required Expense Payment shall be an asset of the Fund on the last calendar day of the applicable month. Any Required Expense Payment shall be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates no later than forty-five (45) days after such obligation was incurred.

“Available Operating Funds” means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

As of May 10, 2023, the Adviser has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund.

For the three and six months ended June 30, 2023 $98,388 of expense support was recognized and recorded in expense support on the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there is no receivable amount recorded on the consolidated statements of assets and liabilities.

Affiliated Investments

The table below presents the Fund’s affiliated investments:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (losses)	Fair Value as of June 30, 2022	Dividend and Interest Income
Non-controlled/ Affiliated Investments
Fidelity Investments Money Market Government Portfolio Class I	$-	$28,823,556	$(27,469,760)	$-	$1,353,796	$4,401
Total	$-	$28,823,556	$(27,469,760)	$-	$1,353,796	$4,401

There were no affiliated holdings at December 31, 2022.

Co-investment Relief

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s Board may establish Board-Established Criteria clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, the Adviser must offer an opportunity for the Fund to participate. The Fund may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to the Fund and the other affiliated funds that target similar assets in accordance with the Adviser’s allocation policies and procedures. If the Adviser determines that such investment is not appropriate for the Fund, the investment will not be allocated to the Fund, but the Adviser will be required to report such investment and the rationale for its determination for the Fund to not participate in the investment to the Board at the next quarterly Board meeting.

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,197,068,627	$1,192,426,578	98.0%	$722,075,271	$720,809,412	97.7%
Second lien debt	9,659,785	9,631,000	0.8%	9,643,498	9,632,000	1.3%
Equity investments	13,552,874	13,538,050	1.1%	7,300,018	7,300,018	1.0%
Mutual Funds	1,353,796	1,353,796	0.1%	-	-	0.0%
Total	$1,221,635,082	$1,216,949,424	100.0%	$739,018,787	$737,741,430	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2023	December 31, 2022
Health Care Services	19.5%	15.7%
Industrial Machinery & Supplies & Components	10.3%	10.8%
Air Freight & Logistics	9.4%	15.4%
Diversified Support Services	7.9%	8.0%
Application Software	6.7%	10.8%
Environmental & Facilities Services	6.1%	0.0%
Automotive Parts & Equipment	5.7%	7.7%
Trading Companies & Distributors	4.8%	4.8%
Soft Drinks & Non-Alcoholic Beverages	4.2%	6.9%
Human Resource & Employment Services	3.6%	0.0%
Pharmaceuticals	3.5%	5.8%
Specialized Consumer Services	3.4%	4.1%
Building Products	3.3%	5.4%
Paper & Plastic Packaging Products & Materials	2.7%	0.0%
Data Processing & Outsourced Services	2.7%	2.9%
Electronic Components	2.1%	0.0%
Distributors	2.0%	0.0%
Insurance Brokers	1.0%	1.4%
Aerospace & Defense	0.7%	0.0%
Investment Companies	0.3%	0.3%
Mutual Funds	0.1%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2023			December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,186,439,673	97.5%	189.8%	$707,315,347	95.9%	152.9%
Australia	30,509,751	2.5%	4.9%	30,426,083	4.1%	6.6%
Total	$1,216,949,424	100.0%	194.7%	$737,741,430	100.0%	159.5%

As of June 30, 2023 and December 31, 2022, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate.

Note 6. Fair Value Measurements

The Fund categorizes the inputs to valuation techniques used to value its investments into a disclosure hierarchy consisting of three levels as shown below:

Level 1 - unadjusted quoted prices in active markets for identical investments

Level 2 - other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, etc.)

Level 3 - unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of June 30, 2023 and December 31, 2022, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$-	$1,192,426,578	$1,192,426,578
Second lien debt	-	-	9,631,000	9,631,000
Equity investments	-	-	13,538,050	13,538,050
Mutual Funds	1,353,796	-	-	1,353,796
Total Investments	$1,353,796	$-	$1,215,595,628	$1,216,949,424

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$40,500,480	$680,308,932	$720,809,412
Second lien debt	-	-	9,632,000	9,632,000
Equity investments	-	-	7,300,018	7,300,018
Total Investments	$-	$40,500,480	$697,240,950	$737,741,430

The following is a reconciliation of Investments in Securities for which Level 3 inputs were used in determining value:

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$680,308,932	$9,632,000	$7,300,018	$697,240,950
Purchases of investments	478,004,998	-	6,252,866	484,257,864
Proceeds from principal repayments and sales of investments	(4,575,752)	-	-	(4,575,752)
Accretion of discount/ amortization of premium	1,564,100	16,287	-	1,580,387
Transfers into Level 3	40,500,480	-	-	40,500,480
Net change in unrealized appreciation (depreciation)	(3,376,180)	(17,287)	(14,834)	(3,408,301)
Fair value, end of period	$1,192,426,578	$9,631,000	$13,538,050	$1,215,595,628
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023	$(3,376,180)	$(17,287)	$(14,834)	$(3,408,301)

	Six Months Ended June 30, 2022
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$96,189,972	$-	$96,189,972
Purchases of investments	177,071,160	1,000,000	178,071,160
Proceeds from principal repayments and sales of investments	(431,888)	-	(431,888)
Accretion of discount/ amortization of premium	224,166	-	224,166
Net change in unrealized appreciation (depreciation)	(1,209,548)	-	(1,209,548)
Fair value, end of period	$271,843,862	$1,000,000	$272,843,862
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022	$(1,209,548)	$-	$(1,209,548)

The information used in the above reconciliations represents period to date activity for any investments identified as using Level 3 inputs at either the beginning or the end of the current fiscal period. Transfers in or out of Level 3 represent the beginning value of any security or instrument where a change in the pricing level occurred from the beginning to the end of the period. The cost of purchases may include securities received through corporate actions or exchanges.

The following provides information on Level 3 securities held by the Fund that were valued at June 30, 2023 and December 31, 2022 based on unobservable inputs.

	June 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,192,426,578	Discounted cash flow	Discount rate	10.0%	13.0%	11.7%	Decrease
Second Lien Debt	9,631,000	Discounted cash flow	Discount rate	14.2%	14.2%	14.2%	Decrease
Equities	13,538,050	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	7.5	16.0	10.4	Increase
	$1,215,595,628

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$680,308,932	Market approach	Transaction price	$96.50	$99.00	$97.11	Increase
		Discounted cash flow	Discount rate	9.3%	11.8%	10.5%	Decrease
Second Lien Debt	9,632,000	Discounted cash flow	Discount Rate	13.3%	13.3%	13.3%	Decrease
Equities	7,300,018	Market approach	Transaction price	$-	$1,000.00	$319.39	Increase
	$697,240,950

* Represents the directional change in the fair value of the Level 3 investments that could have resulted from an increase in the corresponding input as of period end. A decrease to the unobservable input would have had the opposite effect. Significant changes in these inputs may have resulted in a significantly higher or lower fair value measurement at period end.

Changes in valuation techniques may result in transfers in or out of an assigned level within the disclosure hierarchy.

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2023, and December 31, 2022, approximates the fair value.

Note 7. Commitments and Contingencies

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in the change in net unrealized appreciation (depreciation) on investment securities on the consolidated statements of operations. The following tables detail the unfunded loan commitments at June 30, 2023 and December 31, 2022:

As of June 30, 2023

Investments--non-controlled / non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,448
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	3,338,076
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	1,323,278
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,025,000
American Trailer Rental Group, LLC	Delayed Draw Term Loan	6/1/2027	3,550,000
Arrowhead Holdco Company	Delayed Draw Term Loan	8/31/2028	2,316,602
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	4,231,211
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	3,213,675
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	3,418,032
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	3,722,504
Double E Company, LLC	Revolving Credit Facility	6/21/2028	1,348,018
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Fertility (ITC) Investment Holdco, LLC	Revolving Credit Facility	1/3/2029	2,727,273
Future Care Associates LLC	Delayed Draw Term Loan	1/27/2029	9,000,000
Future Care Associates LLC	Revolving Credit Facility	1/27/2029	5,000,000
Hobbs & Associates, LLC	Delayed Draw Term Loan	4/11/2029	9,108,168
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,590,163
Integrated Oncology Network LLC	Delayed Draw Term Loan	6/24/2025	4,723,336
Integrated Oncology Network LLC	Revolving Credit Facility	6/24/2025	57,093
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	5,487,805
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,166,667
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	3,750,000
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	4,455,850
Pavement Partners Interco, LLC	Delayed Draw Term Loan	2/7/2028	5,778,894
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	1,256,281
Patriot Home Care	Delayed Draw Term Loan	5/4/2028	11,034,483
Prism Parent Co Inc.	Delayed Draw Term Loan	9/19/2028	9,259,259
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,866,365
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,607,362
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	4,968,944
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	6,956,522
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,639,130
USA Water Intermediate Holdings, LLC	Delayed Draw Term Loan	1/27/2028	6,000,000
USA Water Intermediate Holdings, LLC	Revolving Credit Facility	1/27/2028	4,500,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	12,000,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	5,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	10,000,000
VRC Companies LLC	Delayed Draw Term Loan	6/29/2027	1,506,219
Total Unfunded Commitments			236,131,462

As of December 31, 2022

Investments--non-controlled / non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	4,655,172
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,448
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	4,400,000
Arrowhead Holdco Company	Delayed Draw Term Loan	8/31/2028	2,316,603
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	533,021
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	2,442,047
Atlas US / AU	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power LLC	Delayed Draw Term Loan	8/22/2028	3,213,675
Belt Power LLC	Revolving Credit Facility	8/22/2028	1,709,402
Blackbird Purchaser Inc	Delayed Draw Term Loan	4/8/2026	8,888,889
Copperweld Investors, LLC	Revolving Credit Facility	3/31/2026	4,399,323
Double E Company, LLC	Revolving Credit Facility	6/21/2028	1,832,599
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	25,000,000
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	3,500,000
Integrated Oncology Network LLC	Delayed Draw Term Loan	6/24/2025	4,723,336
Integrated Oncology Network LLC	Revolving Credit Facility	6/24/2025	570,927
Lightspeed Systems	Delayed Draw Term Loan	3/1/2028	6,097,561
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,500,000
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	5,569,813
Patriot Home Care	Delayed Draw Term Loan	5/4/2028	11,034,483
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	9,259,259
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,607,362
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	4,968,944
Roadone Inc	Delayed Draw Term Loan	12/29/2028	7,014,580
Roadone Inc	Revolving Credit Facility	12/29/2028	4,194,570
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	6,956,522
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,986,957
Senske Lawn and Tree Care, Inc	Delayed Draw Term Loan	12/15/2028	4,500,000
Senske Lawn and Tree Care, Inc	Revolving Credit Facility	12/15/2028	3,750,000
Senske Lawn and Tree Care, Inc	Delayed Draw Term Loan	12/15/2028	4,500,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	15,000,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	4,000,000
VIP Medical Group	Revolving Credit Facility	12/12/2028	7,500,000
VIP Medical Group	Delayed Draw Term Loan	12/12/2028	10,000,000
VRC Companies LLC	Delayed Draw Term Loan	6/29/2027	12,702,736
Total Unfunded Commitments			223,514,682

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023, the Fund’s asset coverage was 199%.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended June 30, 2023 and 2022 were $598,191,981 and 8.12% and $40,000,000 and 5.21%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the six months ended June 30, 2023 and 2022 were $546,232,861 and 7.90% and $40,000,000 and 5.21%, respectively. The Fund’s outstanding borrowings at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$631,000,003	$631,000,003
Total	$950,000,000	$631,000,003	$631,000,003

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$500,000,000	$321,000,000	$321,000,000
Short-Term Borrowings	62,846,018	62,846,018	62,846,018
Total	$562,846,018	$383,846,018	$383,846,018

For the three and six months ended June 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$12,385,219	$11,100
Facility unused fees	253,600	-
Amortization of financing costs and debt issuance costs	456,645	-
Total Interest Expense	$13,095,464	$11,100

	Six Months Ended June 30,
	2023	2022
Borrowing interest expense	$21,823,638	$11,100
Facility unused fees	459,708	-
Amortization of financing costs and debt issuance costs	852,571	-
Total Interest Expense	$23,135,917	$11,100

Fidelity Direct Lending Fund I JSPV LLC Facility

On August 25, 2022, Fidelity Direct Lending Fund I JSPV LLC (the “SPV”) entered into a senior secured revolving credit facility (the “Fidelity Direct Lending Fund I JSPV LLC Facility”) with JPMorgan Chase Bank, NA (“JPM”). JPM serves as administrative agent, Citibank, N.A. serves as collateral agent and securities intermediary, and Virtus Group, LP serves as collateral administrator under the Fidelity Direct Lending Fund I JSPV LLC Facility.

In connection with the Fidelity Direct Lending Fund I JSPV LLC Facility, the SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Fidelity Direct Lending Fund I JSPV LLC Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, the lender under the Fidelity Direct Lending Fund I JSPV LLC Facility may declare the outstanding advances and all other obligations under the Fidelity Direct Lending Fund I JSPV LLC Facility immediately due and payable.

The initial commitment amount under the Fidelity Direct Lending Fund I JSPV LLC Facility was $500 million. On January 24, 2023 and June 6, 2023 this was increased to $750 million and $950 million, respectively. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by the SPV and to make advances under delayed draw term loans where the SPV is a lender. The revolving period ends on August 25, 2025, and the facility will mature on February 25, 2027.

Advances under the Fidelity Direct Lending Fund I JSPV LLC Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of dollar advances), plus an applicable margin of 2.85% per annum. The SPV, currently pays a commitment fee of 0.525% per annum of the unused facility amount, based on the average daily unused amount of the financing commitments, subject to minimum utilization amounts.

The SPV had $631,000,003 and $321,000,000 outstanding on the Fidelity Direct Lending Fund I JSPV LLC Facility as of June 30, 2023 and December 31, 2022, respectively.

Short-Term Borrowings

In order to finance certain investment transactions, the Fund may, from time to time, enter into reverse repurchase agreements, whereby the Fund sells to Macquarie Bank Limited an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date, generally not to exceed 180-days from the date it was sold (each a “Short-Term Financing Transaction”). The net purchase price that the Fund must pay to repurchase an investment includes the original purchase amount paid to the Fund by Macquarie Bank Limited to purchase an investment, a financing fee equivalent to 7.25% to 7.88% of the original purchase amount per annum and the value of cash interest payments received by Macquarie Bank Limited on the investment. Securities sold under this arrangement are indicated in the Consolidated Schedule of Investments.

Short-term borrowings under the reverse repurchase agreements bore interest at an average applicable interest rate of 7.76% and 6.14% per annum as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Fund had $0 and $62,846,018, respectively, of short-term borrowings under the reverse repurchase agreements.

In accordance with ASC 860, Transfers and Servicing, the Short-Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Fund’s consolidated statements of assets and liabilities as an asset, and the Fund records a liability to reflect its repurchase obligation, which is reported as debt on the Fund’s consolidated statements of assets and liabilities. The repurchase obligation is secured by the respective investment that is the subject of the reverse repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Fund’s consolidated statements of operations within interest expense.

Note 9. Financial Highlights

The financial highlights for the six months ended June 30, 2023 and June 30, 2022 are as follows:

Period January 31, 2023 through June 30, 2023 A
Per Unit Activity
Net asset value per unit, beginning of period	$9.93
Net investment income (loss) G	0.58
Net realized and unrealized gain (loss) G	(0.04)
Total from investment operations	10.47
Distributions	(0.47)
Net asset value per unit, end of period	$10.00

	Six Months Ended June 30,
	2023	2022
Ratios to average net assets B,E
Net investment income (loss) C	14.33%	7.60%
Expenses, before reductions C	8.54%	0.11%
Expenses, after reductions C	8.51%	0.11%

Portfolio turnover F,C	0.90%	0.07%
Total return H	6.63%
Internal rate of return since inception D,E		6.29%
Supplemental Data:
Expenses, before reductions, excluding interest expense B,C	0.36%	0.10%
Expenses, after reductions, excluding interest expense B,C	0.32%	0.10%

A.
Prior to January 31, 2023, the Fund was not unitized.
B.
Expense ratio reflects operating expenses of the Fund.
C.
Annualized.
D.
The internal rate of return since inception (December 9, 2021) (IRR) was computed based on the dates of capital contributions and distributions to and from the Fund, if any, and ending Net Assets. IRR was not calculated after the Fund elected to be a BDC.
E.
The computation of the IRR and ratios for an individual unit holder may vary from the IRR and ratios presented due to the timing of capital transactions between unit holders.
F.
The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.
G.
Calculated based on weighted average units outstanding during the period.
H.
Total returns of less than 1 year are not annualized. Total Return was not calculated prior to 2023.

Note 10. Other Information

FIAMIFM, as the former General Partner, owned $10,832 of net assets as of December 31, 2022. In addition, the following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	June 30, 2023 % Net Assets	December 31, 2022 % Net Assets
Fidelity Capital and Income Fund	53%	54%
Fidelity Advisor Floating Rate High Income	14%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of June 30, 2023 and more than 99% of the net assets as of December 31, 2022.

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to June 30, 2023, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund has elected to be regulated as a business development company and will file an election to be treated as a regulated investment company for federal income tax purposes. As such, the Fund will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest.

Revenues

The Fund generates revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

The Adviser and/or its affiliates shall pay, whether directly or through reimbursement of the Fund, for all costs and expenses incurred in connection with the organization of the Fund, including, without limitation, the following: (i) the offering and sale of the Units of the Fund, (ii) the BDC Conversion and the organization of the Fund, (iii) the election to be treated as a BDC under the 1940 Act, and (iv) the negotiation, execution and delivery of the LLC Agreement, the Advisory Agreement, Administration Agreement (if any), and any related or similar documents, including, without limitation, any related legal and accounting fees and expenses, printing costs, travel and out-of-pocket expenses and filing fees.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Administrator or its affiliates will bear all fees, costs, and expenses incurred that are not specifically assumed by the Fund under the Administration Agreement.

As described in Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates, the Fund has entered into an Expense Support Agreement with the Adviser. Pursuant to the Expense Support Agreement for the first 12 months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on (June 1, 2023), the Adviser will be obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses do not exceed 0.50% (on an annualized basis) of the Fund’s average net assets. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates.

From time to time, Fidelity Diversifying Solutions LLC (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. We will reimburse Fidelity Diversifying Solutions LLC (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on our behalf. From time to time, Fidelity Diversifying Solutions LLC (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our unit holders, subject to the cap on organization and offering expenses described above.

Portfolio and Investment Activity

For the three months ended June 30, 2023, we acquired $148.4 million aggregate principal amount of investments (including $18.1 million of unfunded commitments).

For the three months ended June 30, 2022, we acquired $188.2 million aggregate principal amount of investments (including $10.1 million of unfunded commitments).

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$1,092,578,092	$96,202,350
New investments purchased	130,324,551	178,071,160
Net accretion of discount on investments	382,929	224,166
Investments sold or repaid	(3,004,286)	(431,888)
Total Investments, End of Period	$1,220,281,286	$274,065,788

Number of portfolio companies	50	11
Weighted average yield on debt and income producing investments, at cost	13.30%	6.56%
Weighted average yield on debt and income producing investments, at fair value	13.34%	6.58%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

Our investments consisted of the following:

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,197,068,627	$1,192,426,578	98.0%	$722,075,271	$720,809,412	97.7%
Second lien debt	9,659,785	9,631,000	0.8%	9,643,498	9,632,000	1.3%
Equity investments	13,552,874	13,538,050	1.1%	7,300,018	7,300,018	1.0%
Mutual Funds	1,353,796	1,353,796	0.1%	-	-	0.0%
Total	$1,221,635,082	$1,216,949,424	100.0%	$739,018,787	$737,741,430	100.0%

As of June 30, 2023 and December 31, 2022, there were no investments on non-accrual status.

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, the Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Adviser rates the credit risk of all debt investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

1 – The portfolio investment is performing above our underwriting expectations.

2 – The portfolio investment is performing as expected at the time of underwriting. As a general rule, new investments are initially rated a 2.

3 – The portfolio investment is operating below our underwriting expectations and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

4 – The portfolio investment is performing materially below our underwriting expectations and returns on our investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal and interest payments are expected.

5 – The portfolio investment is performing significantly below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal and interest payments are not expected to be repaid in full.

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of June 30, 2023 and December 31, 2022.

Rating	June 30, 2023	December 31, 2022
1	—	—
2	$1,177,747,906	$730,441,412
3	24,309,672	—
4	—	—
5	—	—
Total	$1,202,057,578	$730,441,412

Results of Operations

The following table represents the operating results:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total investment income	$35,593,667	$64,568,299	$3,531,127	$6,051,845
Net expenses	13,855,677	24,047,064	42,079	87,181
Net investment income	21,737,990	40,521,235	3,489,048	5,964,664
Net unrealized appreciation (depreciation)	(1,534,243)	(3,408,301)	(1,301,671)	(1,209,548)
Net realized gain (loss)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$20,203,747	$37,112,934	$2,187,377	$4,755,116

Net increase (decrease) in Net Assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest income	$35,463,049	$64,437,681	$3,531,127	$6,051,845
Other income	126,217	126,217	—	—
Distributions from underlying funds	4,401	4,401	—	—
Total Investment Income	$35,593,667	$64,568,299	$3,531,127	$6,051,845

Total investment income increased to $35.6 million for the three months ended June 30, 2023 from $3.5 million in the prior period primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $1.2 billion at June 30, 2023 from $0.7 billion at December 31, 2022.

Total investment income increased to $64.6 million for the six months ended June 30, 2023 from $6.1 million in the prior period primarily driven by our deployment of capital and the increased balance of our investments.

Expenses

Expenses were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest expense	$13,095,464	$23,135,917	$11,100	$11,100
Management fees	476,849	476,849	—	—
Administration fees	95,336	95,336	—	—
Pricing and bookkeeping fees	7,576	24,382	7,906	12,805
Custodian fees	846	1,149	200	1,250
Board of Trustees’ fees	25,792	25,792	—	—
Professional fees	112,835	181,741	22,762	61,915
Other general & administrative	139,367	204,286	111	111
Total Expenses	13,954,065	24,145,452	42,079	87,181
Expense support	(98,388)	(98,388)	—	—
Net Expenses	$13,855,677	$24,047,064	$42,079	$87,181

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three and six months ended June 30, 2023 was $13.1 million and $23.1 million, respectively. The interest expense was primarily driven by borrowings under the credit facility entered into during 2022.

Management Fees

For the three and six months ended June 30, 2023, management fees were $0.5 million. Management fees, which went into effect on June 1, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

Other Expenses

Total other expenses increased to $0.4 million for the three months ended June 30, 2023 from $0.03 million in the prior period primarily driven by the larger portfolio and associated costs with managing the Fund.

Total other expenses increased to $0.5 million for the six months ended June 30, 2023 from $0.08 million in the prior period primarily driven by the larger portfolio and associated costs with managing the Fund.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unit holders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unit holders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the three and six months ended June 30, 2023 and 2022, the Fund did not incur any U.S. federal income taxes, including excise taxes.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net unrealized gain (loss) on investments	$(1,534,243)	$(3,408,301)	$(1,301,671)	$(1,209,548)
Net unrealized gain (loss)	$(1,534,243)	$(3,408,301)	$(1,301,671)	$(1,209,548)

For the three months ended June 30, 2023, the fair value of our debt investments decreased primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. For the three months ended June 30, 2022, the fair value of our debt investments decreased primarily driven by spread widening in the credit markets.

For the six months ended June 30, 2023, the fair value of our debt investments decreased primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. For the six months ended June 30, 2022, the fair value of our debt investments decreased primarily driven by spread widening in the credit markets.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of common units, proceeds from net borrowings on our credit facilities, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt and other investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our unit repurchase program and (v) cash distributions to the holders of our units.

As of June 30, 2023 and December 31, 2022, we had one asset-based leverage facility. We may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2023 and December 31, 2022, we had an aggregate amount of $631.0 million and $383.8 million of debt outstanding, respectively. As of June 30, 2023 our asset coverage ratio was 199%.

Cash as of June 30, 2023, taken together with our $319.0 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

A disruption in the financial markets like that caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of June 30, 2023, we had $35.7 million in cash and $1.3 million in short-term liquid investments. During the six months ended June 30, 2023, cash used in operating activities was $435.8 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $368.7 million during the period, primarily as a result of calling capital from investors and net borrowings.

During the six months ended June 30, 2022, cash used in operating activities was $174.4 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $179.0 million during the period, primarily as a result of calling capital from investors.

Equity

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A unit holder shall have no liability in excess of its obligation to pay the purchase price for its units. For the period January 31, 2023 through June 30, 2023, unit transaction activity is as follows:

For the period January 31, 2023 through June 30, 2023
Units
Units issued - initial conversion to unitized LLC	53,784,131
Units issued - contributions during the period	6,060,198
Distributions reinvested	2,710,207
Net increase (decrease)	62,554,536

As of June 30, 2023, the committed capital is $790,010,000 from the unit holders. For the six months ended June 30, 2023, the unit holders contributed $126,717,202 into the Fund, and received $32,391,400 of capital distributions. $616,180 of those distributions are recallable by the Adviser and $31,775,220 was reinvested and is therefore not recallable. As of June 30, 2023, there were Unfunded Capital Commitments of $221,611,956 (28.05% of commitments) from the unit holders.

As of June 30, 2022, the committed capital of $725,010,000 included $725,000,000 and $10,000 from the Limited Partners and the General Partner, respectively. For the six months ended June 30, 2022, the Limited Partners contributed $139,011,954 into the Fund, and received $5,645,655 of capital distributions. These distributions were subsequently reinvested and are therefore not recallable. As of June 30, 2022, there were Unfunded Capital Commitments of $489,125,050 (67.46% of commitments) from the Limited Partners.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the six months ended June 30, 2023 were $546,232,861 and 7.90%, respectively. Our outstanding debt obligations were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$631,000,003	$631,000,003
Total	$950,000,000	$631,000,003	$631,000,003

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$500,000,000	$321,000,000	$321,000,000
Short-Term Borrowings	62,846,018	62,846,018	62,846,018
Total	$562,846,018	$383,846,018	$383,846,018

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Fair Value Measurements

The Fund values its investments, upon which its NAV is based, in accordance with Rule 2a-5 under the 1940 Act and FASB ASC 820, Fair Value Measurements, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established the Fair Value Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the policies and procedures, which have been approved by the Board, the Fund attempts to obtain prices from one or more third-party pricing services or brokers to value its investments. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Fund’s investments, will be fair valued in good faith by the Fair Value Committee, in accordance with the policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors.

The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on third-party pricing services to verify the fair value determinations of certain investments. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

Valuation techniques used to value the Fund’s investments by major category are as follows:

•
Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (“ADRs”), futures contracts, Exchange-Traded Funds (“ETFs”) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.
•
Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third-party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third-party pricing services.
•
Swaps are valued using quotations or evaluated prices received from third-party pricing services or recognized dealers.
•
Short-term securities with remaining maturities of sixty days or less for which market quotations and information furnished by a pricing service are not readily available may be valued at amortized cost, which approximates current value.
•
Investments in open-end investment companies, including the Fidelity Central Funds, are valued at their NAV each Business Day.

Securities, including private placements or other restricted securities, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security’s underlying assets and liabilities.

Our accounting policy regarding the fair value of our investments is critical because the determination of fair value involves subjective judgments and requires the use of estimates. Due to the inherent uncertainty of determining fair value measurements, the fair values of our investments may differ from the amounts that we ultimately realize or collect from sales or maturities of our investments, and the differences could be material.

Contractual Obligations

Prior to the completion of the BDC Conversion, the Fund was party to an investment management agreement, as amended, with FIAM LLC to provide the Fund with investment advisory services.

In connection with electing to be a BDC, the Fund has entered into an Advisory Agreement with the Adviser pursuant to the 1940 Act to provide the Fund with investment advisory services and the Administration Agreement with the Administrator to provide the Fund with administrative services. Payments for investment advisory services under the Advisory Agreement are described under Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates. Payments for administration services under the Administration Agreement are described under Item 1. Consolidated Financial Statements –Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of June 30, 2023 and December 31, 2022, we had unfunded commitments to borrowers in the aggregate principal amount of $236.1 million and $223.5 million, respectively.

From time to time, we may become party to certain legal proceedings in the ordinary course of business. At June 30, 2023, we are not aware of any pending or threatened litigation.

Performance

The year-to-date (“YTD”) total return based on NAV for our common units is as follows:

	Inception Date	YTD Return
Common Units	January 31, 2023	6.63%

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Advisory Agreement
•
the Administration Agreement
•
Pricing and bookkeeping
•
the Expense Support and Conditional Reimbursement Agreement
•
Affiliated investments
•
Subscription agreements with affiliated investors

In addition to the aforementioned agreements, we, our Adviser, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates.

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units of the Fund as of June 30, 2023 and more than 99% of the total members’ equity of the Fund as of December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, based on, among other things, input from independent third-party valuation firms engaged to review our investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we are required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on our investments to be different than the unrealized gains or losses reflected in the valuations currently recorded.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure unit holders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2023, 100% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 200 basis points	24,782,714	12,620,000	12,162,714
Up 100 basis points	12,391,357	6,310,000	6,081,357
Down 100 basis points	(12,391,357)	(6,310,000)	(6,081,357)
Down 200 basis points	(24,782,714)	(12,620,000)	(12,162,714)

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such legal or regulatory framework cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed in our registration statement on Form 10, filed with the SEC on April 10, 2023, as amended on June 9, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Capital Drawdowns

Except as previously reported by the Fund on its current reports on Form 8-K and in the table below, the Fund did not sell any securities during the period covered by this Form 10-Q.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the period January 31, 2023 through June 30, 2023
4/4/2023	5,555,657	$55,001,004
5/30/2023	504,541	5,000,004
Total capital drawdowns	6,060,198	$60,001,008

Dividend Reinvestment Plan

During the period January 31, 2023 through June 30, 2023, the Fund issued 2,710,207 Common Units in connection with the distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued under the distribution reinvestment plan was approximately $31.8 million.

Unit Repurchases

We may adopt a unit repurchase program, and if such a program is adopted, may amend, suspend or terminate the unit repurchase program at any time in the discretion of the Board.

During the six months ended June 30, 2023, there were no repurchases of Common Units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Limited Liability Company Agreement of the Fund (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed on June 9, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT CENTRAL FUND LLC

Date: August 11, 2023	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT CENTRAL FUND LLC

Date: August 11, 2023	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)