Form 10-Q
period 2023-09-30
Fidelity Private Credit Central Fund LLC
filed 2023-11-13
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of units of Registrant’s Common Units, outstanding as of November 8, 2023 was 66,306,681.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Central Fund LLC

Consolidated Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,286,448,126 and $739,018,787)	$1,289,629,291	$737,741,430
Cash	65,033,204	102,825,803
Deferred financing costs	7,940,854	4,780,927
Receivables from sales and paydowns of investments	627,025	112,421
Interest receivable	9,148,078	4,948,342
Receivables from affiliates	194,661	—
Total Assets	$1,372,573,113	$850,408,923
Liabilities
Debt	695,500,003	383,846,018
Payable for purchases of securities	653,418	—
Interest payable	14,863,627	3,962,894
Management fee payable	676,871	—
Due to affiliates	135,406	4,161
Other accounts payable and accrued liabilities	796,572	24,791
Total Liabilities	$712,625,897	$387,837,864
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	644,710,402	464,205,202
Total distributable earnings (loss)	15,236,814	(1,634,143)
Total Net Assets	$659,947,216	$462,571,059
Total Liabilities and Net Assets	$1,372,573,113	$850,408,923
Net Asset Value per unit (64,814,246 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	$10.18	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
From non-controlled / non-affiliate investments
Interest income	$39,853,971	$2,466,518	$104,291,652	$8,518,363
Distributions from underlying funds	15,596	—	15,596	—
Other income	2,576	—	128,793	—
From non-controlled / affiliate investments
Distributions from underlying funds	76,929	—	81,330	—
Total Investment Income	39,949,072	2,466,518	104,517,371	8,518,363
Expenses
Interest expense	15,875,720	1,088,001	39,011,637	1,099,101
Management fees	1,987,287	—	2,464,136	—
Administration fees	397,524	—	492,860	—
Pricing and bookkeeping fees	—	9,851	24,382	22,656
Custodian fees	394	100	1,543	1,350
Board of Trustees’ fees	70,109	—	95,901	—
Professional fees	476,186	16,296	657,927	78,211
Other general and administrative expenses	139,086	1,919	343,372	2,030
Total Expenses Before Reductions	18,946,306	1,116,167	43,091,758	1,203,348
Expense support	(339,596)	—	(437,984)	—
Net Expenses	18,606,710	1,116,167	42,653,774	1,203,348
Net Investment Income (Loss)	21,342,362	1,350,351	61,863,597	7,315,015
Net Realized and Unrealized Gains (Losses) on Investments
Realized gain (loss) on non-controlled / non-affiliate investments	611,462	—	611,462	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	7,866,823	716,014	4,458,522	(493,534)
Net Realized and Unrealized Gains (Losses) on Investments	8,478,285	716,014	5,069,984	(493,534)
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,820,647	$2,066,365	$66,933,581	$6,821,481

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$21,342,362	$1,350,351	$61,863,597	$7,315,015
Net realized gain (loss) on investments	611,462	—	611,462	—
Net change in unrealized appreciation (depreciation) on investments	7,866,823	716,014	4,458,522	(493,534)
Net Increase (Decrease) in Net Assets Resulting from Operations	29,820,647	2,066,365	66,933,581	6,821,481
Capital Activity
Capital contributions	14,383,820	54,386,023	141,101,022	193,397,977
Distributions to shareholders	(17,671,224)	(5,128,233)	(50,062,624)	(10,773,888)
Reinvestment of distributions	7,628,958	5,128,233	39,404,178	10,773,888
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	4,341,554	54,386,023	130,442,576	193,397,977
Total Increase (Decrease) in Net Assets	34,162,201	56,452,388	197,376,157	200,219,458
Net assets, beginning of period	625,785,015	240,916,515	462,571,059	97,149,445
Net Assets, End of Period	$659,947,216	$297,368,903	$659,947,216	$297,368,903

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$66,933,581	$6,821,481
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(576,593,946)	(316,130,956)
Proceeds from sales of investments and principal repayments	32,510,145	1,096,704
Net proceeds from sales (purchases) of short term securities	(34,216)	—
Net realized (gain) loss on investments	(611,462)	—
Net change in unrealized (appreciation) depreciation on investments	(4,458,522)	(493,534)
Net accretion of discount and amortization of premium	(2,699,860)	(362,659)
Amortization of deferred financing costs	1,439,831	—
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(514,604)	—
(Increase) decrease in receivables from subscription to capital shares	—	(1,561,656)
(Increase) decrease in interest receivable	(4,199,736)	(2,454,678)
(Increase) decrease in receivables from affiliates	(194,661)	—
Increase (decrease) in payable for purchases of securities	653,418	—
Increase (decrease) in interest payable	10,900,733	717,198
Increase (decrease) in management fee payable	676,871	—
Increase (decrease) in due to affiliates	131,245	6,085
Increase (decrease) in other accounts payable and accrued liabilities	771,781	33,662
Net Cash Provided by (Used in) Operating Activities	(475,289,402)	(312,328,353)
Cash Flows from Financing Activities:
Payment of financing costs	(4,599,758)	—
Capital contributions	141,101,022	193,397,977
Capital distributions	(10,658,446)	—
Proceeds from borrowings	374,500,003	160,520,819
Repayment of borrowings	(62,846,018)	(40,000,000)
Net Cash Provided by (Used in) Financing Activities	437,496,803	313,918,796
Net change in cash	(37,792,599)	1,590,443
Cash as of the beginning of the period	102,825,803	709,028
Cash as of the end of the period	$65,033,204	$2,299,471
Supplemental information and non-cash financing activities
Non-cash distributions	$39,404,178	$10,773,888
Reinvestment of distributions	$(39,404,178)	$(10,773,888)
Cash paid for interest expense	$26,671,073	$381,903

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (g)(j)	Term Loan	SOFR	+	6.75%	12.22%	5/3/2029	8,373,449	8,134,112	8,289,715
Cadence - Southwick, Inc. (f)(g)	Revolving Credit Facility	SOFR	+	6.75%	12.22%	5/3/2028	170,902	76,471	136,721
								8,210,583	8,426,436	1.28%
Air Freight & Logistics
Echo Global Logistics Inc (i)(j)	Term Loan	SOFR	+	4.75%	10.17%	11/23/2028	15,444,000	14,951,799	15,444,000
Omni Intermediate Holdings, LLC (g)(j)	Term Loan	SOFR	+	5.00%	10.42%	12/30/2026	27,348,259	27,066,073	27,417,671
Omni Intermediate Holdings, LLC (f)(g)	Delayed Draw Term Loan		-		-	12/30/2026	-	(6,469)	-
R1 Holdings Merger Sub, LLC (g)(j)	Term Loan	SOFR	+	6.25%	11.72%	12/29/2028	21,968,988	21,370,045	21,968,988
R1 Holdings Merger Sub, LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	6.25%	11.72%	12/29/2028	2,137,488	2,016,047	2,137,488
R1 Holdings Merger Sub, LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.25%	11.72%	12/29/2028	330,317	186,453	330,317
STG Logistics Inc (h)(j)	Term Loan	SOFR	+	6.00%	11.54%	3/24/2028	41,870,000	41,323,828	39,441,540
								106,907,776	106,740,004	16.17%
Application Software
ACP Falcon Buyer, Inc. (g)	Term Loan	SOFR	+	6.50%	11.87%	8/1/2029	23,776,445	23,076,569	23,158,258
ACP Falcon Buyer, Inc. (f)(g)	Revolving Credit Facility		-		-	8/1/2029	-	(189,770)	(162,500)
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (g)(j)	Term Loan	SOFR	+	7.25%	12.58%	12/9/2029	31,471,935	30,599,752	31,062,800
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(g)	Revolving Credit Facility		-		-	12/9/2028	-	(88,284)	(44,068)
Finastra USA Inc (f)(g)	Revolving Credit Facility	SOFR	+	7.25%	12.58%	9/13/2029	1,651,741	1,496,873	1,495,726
Lightspeed Solutions, LLC (h)(j)	Term Loan	SOFR	+	6.50%	11.82%	3/1/2028	19,508,124	19,160,967	18,922,880
Lightspeed Solutions, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.50%	11.83%	3/1/2028	623,624	619,087	440,281
Prism Parent Co Inc. (f)(h)	Delayed Draw Term Loan		-		-	9/19/2028	-	(77,095)	(203,704)
Prism Parent Co Inc. (h)(j)	Term Loan	SOFR	+	5.75%	11.07%	9/19/2028	31,520,504	30,972,195	30,827,053
								105,570,294	105,496,726	16.00%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Automotive Parts & Equipment
American Trailer Rental Group, LLC (g)(j)	Term Loan	SOFR	+	5.50%	11.04%	6/1/2027	15,720,000	15,369,065	15,311,280
American Trailer Rental Group, LLC (g)(j)	Delayed Draw Term Loan	SOFR	+	5.50%	10.90%	6/1/2027	14,856,975	14,856,975	14,470,694
American Trailer Rental Group, LLC (g)(j)	Delayed Draw Term Loan	SOFR	+	5.75%	11.27%	6/1/2027	19,439,625	18,931,090	19,089,712
Arrowhead Holdco Company (h)(j)	Term Loan	SOFR	+	4.50%	9.77%	8/31/2028	24,922,876	24,460,311	21,134,599
Arrowhead Holdco Company (f)(h)(j)	Delayed Draw Term Loan	SOFR	+	4.50%	9.77%	8/31/2028	2,276,062	2,276,062	1,577,977
								75,893,503	71,584,262	10.84%
Building Products
Copperweld Group, Inc. (g)(j)	Term Loan	SOFR	+	6.00%	11.65%	3/31/2026	38,228,868	36,972,554	37,923,037
Copperweld Group, Inc. (f)(g)	Revolving Credit Facility	SOFR	+	6.00%	11.63%	3/31/2026	1,353,638	1,191,758	1,313,029
								38,164,312	39,236,066	5.95%
Commodity Chemicals
Soteria Flexibles Corporation (f)(g)	Delayed Draw Term Loan		-		-	8/15/2029	-	(89,218)	(167,603)
Soteria Flexibles Corporation (g)(j)	Term Loan	SOFR	+	5.75%	11.16%	8/15/2029	15,458,432	15,077,725	15,102,888
Soteria Flexibles Corporation (f)(g)	Revolving Credit Facility		-		-	8/15/2029	-	(144,626)	(135,870)
								14,843,881	14,799,415	2.24%
Data Processing & Outsourced Services
VRC Companies LLC (g)(j)	Term Loan	SOFR	+	5.75%	11.13%	6/29/2027	15,687,313	15,270,820	15,593,190
VRC Companies LLC (f)(g)(j)	Delayed Draw Term Loan	SOFR	+	5.75%	11.13%	6/29/2027	17,965,012	17,965,012	17,850,745
								33,235,832	33,443,935	5.06%
Diversified Support Services
Hobbs & Associates Inc (g)(j)	Term Loan	SOFR	+	6.50%	12.00%	4/11/2029	3,127,165	3,050,598	3,048,986
Hobbs & Associates Inc (f)(g)	Delayed Draw Term Loan	SOFR	+	6.50%	11.89%	4/11/2029	4,378,031	4,229,172	4,159,129
Hobbs & Associates, LLC (g)(j)	Term Loan	SOFR	+	6.50%	11.95%	4/11/2029	22,097,858	21,471,355	21,545,412
Hobbs & Associates, LLC (g)(j)	Delayed Draw Term Loan	SOFR	+	6.50%	11.95%	4/11/2029	25,007,615	24,307,478	24,382,424
MRI Acquisitions, Inc (g)(j)	Term Loan	SOFR	+	6.25%	11.79%	12/30/2025	35,461,800	34,927,384	34,078,790
MRI Acquisitions, Inc (f)(g)	Delayed Draw Term Loan		-		-	12/30/2025	-	(72,244)	(390,000)
MRI Acquisitions, Inc (f)(g)	Revolving Credit Facility	SOFR	+	6.25%	11.67%	12/30/2025	333,333	297,113	235,833
Ruppert Landscape, LLC (h)(j)	Term Loan	SOFR	+	6.00%	11.68%	12/1/2028	24,178,522	23,534,790	23,549,880
Ruppert Landscape, LLC (f)(h)	Delayed Draw Term Loan		-		-	12/1/2028	-	(92,116)	(163,687)
Ruppert Landscape, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.00%	11.43%	12/1/2028	1,708,696	1,594,357	1,595,652
								113,247,887	112,042,419	16.97%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electronic Components
AEP Passion Intermediate Holdings, Inc. (g)(j)	Term Loan	SOFR	+	6.50%	12.07%	10/5/2027	24,691,050	24,027,132	24,246,611
AEP Passion Intermediate Holdings, Inc. (f)(g)	Delayed Draw Term Loan	SOFR	+	6.50%	11.92%	10/5/2027	76,643	(12,439)	15,178
AEP Passion Intermediate Holdings, Inc. (f)(g)	Revolving Credit Facility	SOFR	+	6.50%	11.92%	10/5/2027	640,296	595,469	609,562
								24,610,162	24,871,351	3.76%
Environmental & Facilities Services
Pavement Partners Interco, LLC (g)(j)	Term Loan	SOFR	+	6.75%	12.27%	2/7/2028	40,250,000	39,159,667	39,525,500
Pavement Partners Interco, LLC (g)(j)	Delayed Draw Term Loan	SOFR	+	6.75%	12.42%	2/7/2028	5,764,447	5,604,834	5,660,687
Pavement Partners Interco, LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.75%	12.03%	2/7/2028	1,884,422	1,783,869	1,816,583
USA Water Intermediate Holdings, LLC (g)(j)	Term Loan	SOFR	+	6.25%	11.67%	1/27/2028	33,050,250	32,309,673	33,050,250
USA Water Intermediate Holdings, LLC (f)(g)	Delayed Draw Term Loan		-		-	1/27/2028	-	(130,260)	-
USA Water Intermediate Holdings, LLC (f)(g)	Revolving Credit Facility		-		-	1/27/2028	-	(97,584)	-
								78,630,199	80,053,020	12.14%
Health Care Facilities
Infusion Services Management, LLC (g)(j)	Term Loan	SOFR	+	6.50%	11.97%	7/7/2028	19,043,299	18,491,502	18,662,433
Infusion Services Management, LLC (f)(g)	Delayed Draw Term Loan		-		-	7/7/2028	-	(203,280)	(141,900)
Infusion Services Management, LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.50%	12.00%	7/7/2028	1,533,293	1,488,428	1,502,317
								19,776,650	20,022,850	3.04%
Health Care Services
AB Centers Acquisition Corporation (h)(j)	Term Loan	SOFR	+	6.00%	11.42%	9/6/2028	36,610,856	35,678,576	36,098,304
AB Centers Acquisition Corporation (f)(h)	Revolving Credit Facility	PRIME	+	5.00%	13.50%	9/6/2028	775,862	698,458	732,414
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (g)(j)	Delayed Draw Term Loan	SOFR	+	6.50%	11.54%	1/3/2029	9,068,182	8,864,334	8,941,227
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(g)	Revolving Credit Facility		-		-	1/3/2029	-	(59,951)	(38,182)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (g)(j)	Term Loan	SOFR	+	6.50%	11.63%	1/3/2029	38,511,475	37,637,557	37,972,314
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Houseworks Holdings, LLC (g)(j)	Term Loan	SOFR	+	6.50%	12.04%	12/16/2028	6,699,375	6,517,331	6,585,486
Houseworks Holdings, LLC (g)(j)	Delayed Draw Term Loan	SOFR	+	6.50%	12.04%	12/16/2028	24,875,000	24,207,725	24,452,125
Houseworks Holdings, LLC (f)(g)	Revolving Credit Facility		-		-	12/16/2028	-	(150,275)	(95,033)
Houseworks Holdings, LLC (g)(j)	Term Loan	SOFR	+	6.50%	12.04%	12/16/2028	44,187,788	42,931,313	43,436,596
Integrated Oncology Network LLC (f)(g)(j)	Delayed Draw Term Loan	SOFR	+	6.00%	11.40%	6/24/2025	3,149,347	3,149,347	2,905,294
Integrated Oncology Network LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.00%	11.52%	6/24/2025	513,834	513,834	496,135
Integrated Oncology Network LLC (g)(j)	Term Loan	SOFR	+	6.00%	11.40%	6/24/2025	13,846,432	13,671,643	13,417,193
Patriot Home Care (f)(h)	Delayed Draw Term Loan		-		-	5/4/2028	-	-	(286,897)
Patriot Home Care (h)(j)	Term Loan	SOFR	+	6.00%	11.50%	5/4/2028	28,603,448	28,047,111	27,859,759
VIP Medical US Buyer, LLC (g)(j)	Term Loan	SOFR	+	5.25%	10.67%	12/12/2028	34,127,113	33,512,356	33,649,333
VIP Medical US Buyer, LLC (f)(g)	Revolving Credit Facility		-		-	12/12/2028	-	(130,328)	(105,000)
VIP Medical US Buyer, LLC (f)(g)	Delayed Draw Term Loan		-		-	12/12/2028	-	(174,116)	(140,000)
								234,914,915	235,881,068	35.73%
Human Resource & Employment Services
Future Care Associates LLC (g)(j)	Term Loan	SOFR	+	6.75%	12.29%	1/27/2029	29,775,000	29,091,029	29,000,850
Future Care Associates LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	6.75%	12.29%	1/27/2029	15,960,000	15,396,543	15,311,040
Future Care Associates LLC (f)(g)	Revolving Credit Facility		-		-	1/27/2029	-	(111,000)	(130,000)
								44,376,572	44,181,890	6.69%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (g)(j)	Term Loan	SOFR	+	5.50%	11.15%	12/13/2027	49,125,000	48,603,402	49,125,000
Astro Acquisition LLC (f)(g)	Revolving Credit Facility	SOFR	+	5.50%	11.17%	12/13/2027	2,403,503	2,403,503	2,403,503
Blackbird Purchaser Inc (h)(j)	Term Loan	SOFR	+	4.25%	9.67%	4/8/2026	19,726,007	19,517,503	19,607,651
Double E Company, LLC (g)(j)	Term Loan	SOFR	+	6.00%	11.54%	6/21/2028	15,660,793	15,495,746	14,971,718
Double E Company, LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.00%	11.42%	6/21/2028	1,118,943	1,118,943	1,014,273
Double E Company, LLC (f)(g)	Delayed Draw Term Loan		-		-	6/21/2028	-	-	(77,533)
Lake Air Products, LLC (g)(j)	Term Loan	SOFR	+	6.75%	12.34%	1/9/2029	39,163,200	38,267,521	38,536,589
Lake Air Products, LLC (f)(g)	Revolving Credit Facility	SOFR	+	6.75%	12.29%	1/9/2029	1,500,000	1,367,668	1,404,000
								126,774,286	126,985,201	19.23%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Insurance Brokers
Alera Group, Inc. (h)(j)	Term Loan	SOFR	+	6.50%	11.92%	9/30/2028	4,950,000	4,864,049	4,950,000
Alera Group, Inc. (f)(h)(j)	Delayed Draw Term Loan	SOFR	+	6.50%	11.92%	9/30/2028	7,901,188	7,732,344	7,901,188
								12,596,393	12,851,188	1.95%
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (g)(j)	Term Loan	SOFR	+	6.75%	12.24%	1/13/2029	32,835,000	32,083,611	32,802,165
Bron Buyer, LLC (f)(g)	Delayed Draw Term Loan		-		-	1/13/2029	-	(110,545)	(10,000)
Bron Buyer, LLC (f)(g)	Revolving Credit Facility		-		-	1/13/2029	-	(110,561)	(5,000)
								31,862,505	32,787,165	4.97%
Pharmaceuticals
Alcami Corporation (g)(j)	Term Loan	SOFR	+	7.00%	12.42%	12/21/2028	44,730,479	42,592,048	44,730,479
Alcami Corporation (f)(g)	Delayed Draw Term Loan		-		-	12/21/2028	-	(211,830)	-
Alcami Corporation (f)(g)	Revolving Credit Facility		-		-	12/21/2028	-	(337,504)	-
								42,042,714	44,730,479	6.78%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(h)	Revolving Credit Facility		-		-	12/23/2027	92,025	92,025	(12,270)
Refresh Buyer LLC (h)(j)	Term Loan	SOFR	+	4.50%	9.89%	12/23/2028	14,503,067	14,363,402	14,009,963
Refresh Buyer LLC (h)(j)	Delayed Draw Term Loan	SOFR	+	4.50%	9.89%	12/23/2028	2,186,503	2,186,503	2,112,162
Refresh Buyer LLC (h)(j)	Term Loan	SOFR	+	5.50%	10.89%	12/23/2028	34,768,323	34,148,182	34,768,323
Refresh Buyer LLC (f)(h)	Delayed Draw Term Loan		-		-	12/23/2028	-	(42,586)	-
								50,747,526	50,878,178	7.71%
Specialized Consumer Services
Senske Lawn and Tree Care, LLC (h)(j)	Term Loan	SOFR	+	5.25%	10.64%	12/15/2028	13,200,250	12,902,754	13,200,250
Senske Lawn and Tree Care, LLC (h)(j)	Delayed Draw Term Loan	SOFR	+	5.25%	10.64%	12/15/2028	4,477,500	4,377,141	4,477,500
Senske Lawn and Tree Care, LLC (f)(h)	Revolving Credit Facility		-		-	12/15/2028	-	(81,615)	-
Senske Lawn and Tree Care, LLC (h)(j)	Delayed Draw Term Loan	SOFR	+	5.25%	10.64%	12/15/2028	4,481,250	4,381,209	4,481,250
USW Buyer, LLC (g)(j)	Term Loan	SOFR	+	6.25%	11.82%	11/3/2028	15,880,000	15,597,742	15,022,480
USW Buyer, LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	6.25%	11.83%	11/3/2028	7,135,000	6,944,975	6,325,810
USW Buyer, LLC (f)(g)	Revolving Credit Facility		-		-	11/3/2028	-	(85,496)	(270,000)
								44,036,710	43,237,290	6.56%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trading Companies & Distributors
All States AG Parts LLC (g)(j)	Term Loan	SOFR	+	6.00%	11.60%	9/1/2026	24,811,958	24,294,254	24,191,659
Belt Power Holdings LLC (g)(j)	Term Loan	SOFR	+	5.50%	11.04%	8/22/2028	29,446,154	28,939,093	29,092,800
Belt Power Holdings LLC (f)(g)	Delayed Draw Term Loan	SOFR	+	5.50%	11.04%	8/22/2028	3,596,752	3,539,830	3,515,027
Belt Power Holdings LLC (f)(g)	Revolving Credit Facility		-		-	8/22/2028	-	(56,551)	(41,026)
								56,716,626	56,758,460	8.60%
Total First Lien Debt								1,263,159,326	1,265,007,403	191.67%
Second Lien Debt
Air Freight & Logistics
Echo Global Logistics Inc (i)(j)	Term Loan	SOFR	+	8.00%	13.42%	11/23/2029	10,000,000	9,668,179	10,000,000
								9,668,179	10,000,000	1.52%
Total Second Lien Debt								9,668,179	10,000,000	1.52%
Equity
Building Products
Copperweld Investor, LLC (n)							600,000	1,500,000	1,242,000
								1,500,000	1,242,000	0.19%
Electronic Components
APCT Parent, L.P. (n)							1,500	1,500,000	1,584,870
								1,500,000	1,584,870	0.24%
Health Care Services
Personal Care (ITC) Holdings, LLC (n)							130,985	1,309,856	1,442,145
VIP Medical Holdings, LLC Class A (n)							1,000,000	1,000,000	1,050,000
VIP Medical Holdings, LLC Series A Preferred (n)							1,000,000	10	150,000
								2,309,866	2,642,145	0.40%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Central Fund LLC

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investment Companies
Air Control Concepts Holdings, L.P (k)(n)					67,430	674,296	867,819
Double E Equity, L.P. (k)(n)					1,000	1,000,000	650,270
FCA Partners LLC (k)(n)					500,000	1	5
FCA Partners LLC (k)(n)					500,000	500,000	405,000
KLC Fund 1022-CI-A LP (k)(n)					7,500	750,000	782,475
Lake Air Products, LLC (k)(n)					1,000,000	1,000,000	1,140,000
REP RO Coinvest IV-A, L.P. (k)(n)					800,000	800,000	1,088,000
						4,724,297	4,933,569	0.74%
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (n)					1,000	1,000,000	1,109,000
						1,000,000	1,109,000	0.17%
Specialized Consumer Services
Mustang Prospects Holdco, LLC Class A (n)					950	949,736	1,006,379
Mustang Prospects Holdco, LLC Class B (n)					949,765	9	256,437
USW Holdings, LLC (n)					599	602,497	503,272
						1,552,242	1,766,088	0.27%
Trading Companies & Distributors
Belt Power Parent, LLC (n)					1,000,000	1,000,000	1,310,000
						1,000,000	1,310,000	0.20%
Total Equity						13,586,405	14,587,672	2.21%
Total Investments -- non-controlled/ non-affiliate						1,286,413,910	1,289,595,075	195.40%
Money Market Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - Investor Class, 5.21% (l)(m)					34,216	34,216	34,216
Total Money Market Mutual Funds						34,216	34,216	0.01%
Total Investments -- non-controlled/ non-affiliate						1,286,448,126	1,289,629,291	195.41%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Prime Rate (Prime) or Secured Overnight Funds Rate (SOFR) which reset daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023.
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
(g)
The interest rate floor on these investments as of September 30, 2023 was 1.00%.
(h)
The interest rate floor on these investments as of September 30, 2023 was 0.75%.
(i)
The interest rate floor on these investments as of September 30, 2023 was 0.50%.
(j)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.

The accompanying notes are an integral part of these consolidated financial statements

(k)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2023, non-qualifying assets represented 0.4% of total assets as calculated in accordance with regulatory requirements.
(l)
The rate quoted is the annualized seven-day yield of the fund at period end.
(m)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(n)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $14,587,672 or 2.2% of net assets.

Additional information on each restricted holding is as follows:

Security	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	4/11/2023	674,296
APCT Parent, L.P.	2/14/2023	1,500,000
Belt Power Parent, LLC	8/22/2022	1,000,000
Bron Holdings, LLC	1/13/2023	1,000,000
Copperweld Investor, LLC	12/15/2022	1,500,000
Double E Equity, L.P.	6/21/2022	1,000,000
FCA Partners LLC	4/17/2023	1
FCA Partners LLC	4/17/2023	500,000
KLC Fund 1022-CI-A LP	12/1/2022	750,000
Lake Air Products, LLC	1/9/2023	1,000,000
Mustang Prospects Holdco, LLC Class A	12/15/2022 - 05/31/2023	949,737
Mustang Prospects Holdco, LLC Class B	12/15/2022 - 05/31/2023	9
Personal Care (ITC) Holdings, LLC	02/14/2023 - 05/25/2023	1,309,856
REP RO Coinvest IV-A, L.P.	12/29/2022	800,000
USW Holdings, LLC	11/03/2022 - 09/01/2023	602,496
VIP Medical Holdings, LLC Class A	12/12/2022	1,000,000
VIP Medical Holdings, LLC Series A Preferred	12/12/2022	10

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of September 30, 2023 and December 31, 2022, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of September 30, 2023 and December 31, 2022, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment.

Investments that are not publicly traded or whose current market prices or quotations are not readily available are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fund has engaged an independent valuation firm to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

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

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of September 30, 2023, and December 31, 2022, no loans in the portfolio were on non-accrual status.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash or highly liquid assets with original maturities of three months or less from the date of purchase. Cash and cash equivalents are carried at amortized cost which approximates fair value. As of September 30, 2023, and December 31, 2022, the Fund did not hold any cash equivalents.

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

Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. A unit holder shall have no liability in excess of its obligation to pay the purchase price for its units. For the period January 31, 2023 through September 30, 2023, unit transaction activity is as follows:

For the period January 31, 2023 through September 30, 2023
Units
Units issued - initial conversion to unitized LLC	53,784,131
Units issued - contributions during the period	7,554,723
Distributions reinvested	3,475,392
Net increase (decrease)	64,814,246

As of September 30, 2023, the committed capital is $790,010,000 from the unit holders. For the nine months ended September 30, 2023, the unit holders contributed $141,101,022 into the Fund, and received $50,062,624 of capital distributions. $10,658,446 of those distributions was paid in cash and $39,404,178 was reinvested. As of September 30, 2023, there were Unfunded Capital Commitments of $206,611,956 (26.15% of commitments) from the unit holders.

As of September 30, 2022, the committed capital of $725,010,000 included $725,000,000 and $10,000 from the Limited Partners and the General Partner, respectively. For the nine months ended September 30, 2022, the Limited Partners contributed $193,397,977 into the Fund, and received $10,773,888 of capital distributions. These distributions were subsequently reinvested and are therefore not recallable. As of September 30, 2022, there were Unfunded Capital Commitments of $434,713,023 (59.96% of commitments) from the Limited Partners.

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

Repurchase Program

Subject to market conditions and the approval of the Board, the Fund intends to initiate a Repurchase Program pursuant to which it will repurchase Units on a quarterly basis pursuant to written tenders by Unit Holders. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder or other person holding Units acquired from a Unit Holder has the right to require the Fund to repurchase any Units.

There is no minimum portion of a Unit Holder’s Units which must be repurchased in any repurchase offer. The Fund has no obligation to repurchase Units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion. In determining whether the Fund should offer to repurchase Units, the Fund will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Fund will consider the following factors, among others:

•
whether any Unit Holders have requested to tender Units to the Fund;
•
the liquidity of the Fund’s assets (including fees and costs associated with redeeming or otherwise withdrawing from investment funds);
•
the investment plans and working capital and reserve requirements of the Fund;
•
the relative economies of scale of the tenders with respect to the size of the Fund;
•
the existing conditions of the securities markets and the economy generally, as well as political, national or international developments or current affairs;
•
any anticipated tax consequences to the Fund of any proposed repurchases of Units; and
•
the recommendations of the Adviser.

The Fund will repurchase Units from Unit Holders pursuant to written tenders on terms and conditions that the Adviser determines are fair to the Fund and to all Unit Holders. Notice will be provided to Unit Holders describing the terms of the offer, containing information Unit Holders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate.

Unit Holders deciding whether to tender their Units during the period that a repurchase offer is open may obtain the Fund’s net asset value per Unit by contacting the Adviser during the period. Repurchases will be effective after receipt and acceptance by the Fund of eligible written tenders of Units from Unit Holders by the applicable repurchase offer deadline. The Fund does not impose any charges in connection with repurchases of Units.

Units will be repurchased by the Fund after the Advisory Fee and Administration Fee (if any) has been deducted from the Fund’s assets as of the end of the month in which the repurchase occurs — i.e., the accrued Advisory Fee and Administration Fee for the month in which Fund Units are to be repurchased is deducted prior to effecting the relevant repurchase of Fund Units.

If a repurchase offer is oversubscribed by Unit Holders who tender Units, the Fund will repurchase a pro rata portion by value of the Units tendered by each Unit Holder, extend the repurchase offer, or take any other action with respect to the repurchase offer permitted by applicable law. The Fund also has the right to repurchase all of a Unit Holder’s Units at any time if the aggregate value of such Unit Holder’s Units is, at the time of such compulsory repurchase, less than the minimum initial investment applicable for the Fund.

Payment for repurchased Units may require the Fund to liquidate portfolio holdings earlier than the Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase the Fund’s investment related expenses as a result of higher portfolio turnover rates.

The Adviser intends to take measures to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Units.

Note 4. Expenses and Transactions with Affiliates

Prior to May 10, 2023 the Fund was party to an investment advisory agreement with FIAM, pursuant to which FIAM managed the Fund’s investment program and related activities and in a manner that is consistent with applicable laws, rules and regulations.

Investment Advisory Agreement

Effective May 10, 2023, the Fund has entered into an Advisory Agreement with FDS. FDS is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. As compensation for advisory services, commencing on June 9, 2023 (the date on which the Fund elected to be regulated as a BDC), the Fund will pay an advisory fee (the “Management Fee”) to FDS monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

For the three and nine months ended September 30, 2023, management fees were $1,987,287 and $2,464,136. As of September 30, 2023, $676,871 was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

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

As compensation for the services of and expenses borne by FDS in its capacity as administrator, commencing on June 9, 2023 (the date on which the Fund elected to be regulated as a BDC), the Fund shall pay an administration fee (the “Administration Fee”) to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month.

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

For the three and nine months ended September 30, 2023, the Fund incurred $397,524 and $492,860, respectively, in expenses under the Administration Agreement, pro-rated for the period May 10 through September 30, 2023, which were recorded as administration fees on the consolidated statements of operations. As of September 30, 2023 and December 31, 2022, $135,406 and $0, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

Pricing and Bookkeeping Fees

Prior to May 10, 2023, pricing and bookkeeping fees were based on the level of net assets of the Fund and were paid on a monthly basis. Effective May 10, 2023 the Fund was no longer charged a Pricing and Bookkeeping Fee. The pricing and bookkeeping fees were charged as follows:

Net Assets less than $50 million	2.00 basis points
Net Assets between $50 million – $200 million	1.50 basis points
Net Assets between $200 million – $1 billion	1.05 basis points
Net Assets greater than $1 billion	0.50 basis points

For the three and nine months ended September 30, 2023, the pricing and bookkeeping fees were $0 and $24,382, respectively, pro-rated for the period January 1 through May 10, 2023. For the three and nine months ended September 30, 2022, the pricing and bookkeeping fees were $9,851 and $22,656, respectively. As of September 30, 2023 and December 31, 2022, $0 and $4,161, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2023 $339,596 and $437,984, respectively, of expense support was recognized and recorded in expense support on the consolidated statements of operations. For the three and nine months ended September 30, 2022 no expense support was recognized and recorded in expense support on the consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there was $194,661 and $0, respectively, included in receivables from affiliates on the consolidated statements of assets and liabilities.

Affiliated Investments

The table below presents the Fund’s affiliated investments:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of September 30, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Investments Money Market Government Portfolio Class I	$—	$94,206,726	$(94,206,726)	$—	$—	$—	$81,330
Total	$—	$94,206,726	$(94,206,726)	$—	$—	$—	$81,330

There were no affiliated holdings at September 30, 2023 and December 31, 2022. Additionally, there were no affiliated investments held during the year ended December 31, 2022.

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

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,263,159,326	$1,265,007,403	98.1%	$722,075,271	$720,809,412	97.7%
Second lien debt	9,668,179	10,000,000	0.8%	9,643,498	9,632,000	1.3%
Equity investments	13,586,405	14,587,672	1.1%	7,300,018	7,300,018	1.0%
Mutual Funds	34,216	34,216	0.0%	—	—	—
Total	$1,286,448,126	$1,289,629,291	100.0%	$739,018,787	$737,741,430	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022
Health Care Services	18.5%	15.7%
Industrial Machinery & Supplies & Components	9.8%	10.8%
Air Freight & Logistics	9.0%	15.4%
Diversified Support Services	8.7%	8.0%
Application Software	8.2%	10.8%
Environmental & Facilities Services	6.2%	0.0%
Automotive Parts & Equipment	5.6%	7.7%
Trading Companies & Distributors	4.5%	4.8%
Soft Drinks & Non-Alcoholic Beverages	3.9%	6.9%
Specialized Consumer Services	3.5%	4.1%
Pharmaceuticals	3.5%	5.8%
Human Resource & Employment Services	3.4%	0.0%
Building Products	3.1%	5.4%
Paper & Plastic Packaging Products & Materials	2.6%	0.0%
Data Processing & Outsourced Services	2.6%	2.9%
Electronic Components	2.1%	0.0%
Health Care Facilities	1.6%	0.0%
Commodity Chemicals	1.1%	0.0%
Insurance Brokers	1.0%	1.4%
Aerospace & Defense	0.7%	0.0%
Investment Companies	0.4%	0.3%
Mutual Fund	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2023			December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,258,610,559	97.6%	190.7%	$707,315,347	95.9%	152.9%
Australia	31,018,732	2.4%	4.7%	30,426,083	4.1%	6.6%
Total	$1,289,629,291	100.0%	195.4%	$737,741,430	100.0%	159.5%

As of September 30, 2023 and December 31, 2022, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate.

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

Level 3 - unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of September 30, 2023 and December 31, 2022, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$—	$1,265,007,403	$1,265,007,403
Second lien debt	—	—	10,000,000	10,000,000
Equity investments	—	—	14,587,672	14,587,672
Mutual Funds	34,216	—	—	34,216
Total Investments	$34,216	$—	$1,289,595,075	$1,289,629,291

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$40,500,480	$680,308,932	$720,809,412
Second lien debt	—	—	9,632,000	9,632,000
Equity investments	—	—	7,300,018	7,300,018
Total Investments	$—	$40,500,480	$697,240,950	$737,741,430

The following is a reconciliation of Investments in Securities for which Level 3 inputs were used in determining value:

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$680,308,932	$9,632,000	$7,300,018	$697,240,950
Purchases of investments	570,307,559	—	6,286,387	576,593,946
Proceeds from principal repayments and sales of investments	(32,510,145)	—	—	(32,510,145)
Accretion of discount/ amortization of premium	2,675,179	24,681	—	2,699,860
Net realized gain (loss)	611,462	—	—	611,462
Transfers into Level 3	40,500,480	—	—	40,500,480
Net change in unrealized appreciation (depreciation)	3,113,936	343,319	1,001,267	4,458,522
Fair value, end of period	$1,265,007,403	$10,000,000	$14,587,672	$1,289,595,075
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023	$3,113,936	$343,319	$1,001,267	$4,458,522

	Nine Months Ended September 30, 2022
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$96,189,972	$—	$96,189,972
Purchases of investments	315,130,956	1,000,000	316,130,956
Proceeds from principal repayments and sales of investments	(1,096,704)	—	(1,096,704)
Accretion of discount/ amortization of premium	362,659	—	362,659
Net change in unrealized appreciation (depreciation)	(493,534)	—	(493,534)
Fair value, end of period	$410,093,349	$1,000,000	$411,093,349
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022	$(493,534)	$—	$(493,534)

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

The following provides information on Level 3 securities held by the Fund that were valued at September 30, 2023 and December 31, 2022 based on unobservable inputs.

	September 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,265,007,403	Market approach	Transaction price	$98.00	$98.00	$98.00	Increase
		Discounted cash flow	Yield	8.8%	14.3%	11.8%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	12.0%	12.0%	12.0%	Decrease
Equities	14,587,672	Market comparable	Enterprise value / EBITDA multiple (EV/EBITDA)	6.5	16.3	10.4	Increase
Total	$1,289,595,075

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$680,308,932	Market approach	Transaction price	$96.50	$99.00	$97.11	Increase
		Discounted cash flow	Discount rate	9.3%	11.8%	10.5%	Decrease
Second Lien Debt	9,632,000	Discounted cash flow	Discount Rate	13.3%	13.3%	13.3%	Decrease
Equities	7,300,018	Market approach	Transaction price	$-	$1,000.00	$319.39	Increase
Total	$697,240,950

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2023, and December 31, 2022, approximates the fair value.

Note 7. Commitments and Contingencies

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications. The risk of material loss from such claims is considered remote.

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedule of investments, and changes in those fair values are recorded in the change in net unrealized appreciation (depreciation) on the consolidated statements of operations. The following tables detail the unfunded loan commitments at September 30, 2023 and December 31, 2022:

As of September 30, 2023

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	2,327,586
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	3,338,076
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	1,067,160
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,025,000
Arrowhead Holdco Company	Delayed Draw Term Loan	8/31/2028	2,316,602
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	3,846,497
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	3,213,675
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	3,247,130
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	3,722,504
Double E Company, LLC	Revolving Credit Facility	6/21/2028	1,259,912
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	6,149,011
Future Care Associates LLC	Delayed Draw Term Loan	1/27/2029	9,000,000
Future Care Associates LLC	Revolving Credit Facility	1/27/2029	5,000,000
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	4,378,031
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,590,163
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	7,094,986
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	15,488
Integrated Oncology Network LLC	Delayed Draw Term Loan	6/24/2025	4,723,336
Integrated Oncology Network LLC	Revolving Credit Facility	6/24/2025	57,093
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	4,500,000
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	5,487,805
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,166,667
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	4,455,850
Patriot Home Care	Delayed Draw Term Loan	5/4/2028	11,034,483
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	1,884,422
Prism Parent Co Inc.	Delayed Draw Term Loan	9/19/2028	9,259,259
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,866,365
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,975,460
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	4,968,944
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	6,295,652
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,639,130
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	3,750,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
USA Water Intermediate Holdings, LLC	Delayed Draw Term Loan	1/27/2028	6,000,000
USA Water Intermediate Holdings, LLC	Revolving Credit Facility	1/27/2028	4,500,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	7,850,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	5,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	10,000,000
VRC Companies LLC	Delayed Draw Term Loan	6/29/2027	1,079,602
Total Unfunded Commitments			247,609,463

As of December 31, 2022

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	4,655,172
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,448
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	4,400,000
Arrowhead Holdco Company	Delayed Draw Term Loan	8/31/2028	2,316,603
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	533,021
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	2,442,047
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	3,213,675
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	1,709,402
Blackbird Purchaser Inc	Delayed Draw Term Loan	4/8/2026	8,888,889
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	4,399,323
Double E Company, LLC	Revolving Credit Facility	6/21/2028	1,832,599
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	25,000,000
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	3,500,000
Integrated Oncology Network LLC	Delayed Draw Term Loan	6/24/2025	4,723,336
Integrated Oncology Network LLC	Revolving Credit Facility	6/24/2025	570,927
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	6,097,561
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,500,000
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	5,569,813
PHC Buyer, LLC	Delayed Draw Term Loan	5/4/2028	11,034,483
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	9,259,259
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,607,362
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	4,968,944
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	7,014,580
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	4,194,570
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	6,956,522
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,986,957
Senske Lawn and Tree Care, LLC	Delayed Draw Term Loan	12/15/2028	4,500,000
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	3,750,000
Senske Lawn and Tree Care, LLC	Delayed Draw Term Loan	12/15/2028	4,500,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	15,000,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	4,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	10,000,000
VRC Companies LLC	Delayed Draw Term Loan	6/29/2027	12,702,736
Total Unfunded Commitments			223,514,682

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023, the Fund’s asset coverage was 195%.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended September 30, 2023 and 2022 were $675,619,385 and 8.09% and $60,201,607 and 5.42%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the nine months ended September 30, 2023 and 2022 were $589,564,221 and 7.69% and $59,570,307 and 5.41%, respectively. The Fund’s outstanding borrowings at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$695,500,003	$695,500,003
Total	$950,000,000	$695,500,003	$695,500,003

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$500,000,000	$321,000,000	$321,000,000
Short-Term Borrowings	62,846,018	62,846,018	62,846,018
Total	$562,846,018	$383,846,018	$383,846,018

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended September 30
	2023	2022
Borrowing interest expense	$14,802,546	$1,088,001
Facility unused fees	485,914	—
Amortization of financing costs	587,260	—
Total Interest Expense	$15,875,720	$1,088,001

	Nine Months Ended September 30,
	2023	2022
Borrowing interest expense	$36,839,929	$1,099,101
Facility unused fees	731,877	—
Amortization of financing costs	1,439,831	—
Total Interest Expense	$39,011,637	$1,099,101

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

The SPV had $695,500,003 and $321,000,000 outstanding on the Fidelity Direct Lending Fund I JSPV LLC Facility as of September 30, 2023 and December 31, 2022, respectively.

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

Short-term borrowings under the reverse repurchase agreements bore interest at an average applicable interest rate of 7.78% and 5.21% per annum for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Fund had $0 and $62,846,018, respectively, of short-term borrowings under the reverse repurchase agreements.

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

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2023 and September 30, 2022 are as follows:

Period January 31, 2023 through September 30, 2023 A
Per Unit Activity
Net asset value per unit, beginning of period	$9.93
Net investment income (loss) G	0.91
Net realized and unrealized gain (loss) G	0.09
Total from investment operations	10.93
Distributions	(0.75)
Net asset value per unit, end of period	$10.18

	Nine Months Ended September 30,
	2023	2022
Ratios to average net assets B,E
Net investment income (loss) C	13.97%	5.04%
Expenses, before reductions C	9.73%	0.83%
Expenses, after reductions C	9.63%	0.83%

Portfolio turnover C,F	4.00%	0.40%
Total return H	11.59%
Internal rate of return since inception D,E		4.89%
Supplemental Data:
Expenses, before reductions, excluding interest expense C	0.92%	0.07%
Expenses, after reductions, excluding interest expense C	0.82%	0.07%

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

Note 10. Other Information

FIAMIFM, as the former General Partner, owned $10,832 of net assets as of December 31, 2022. In addition, the following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	September 30, 2023 % Net Assets	December 31, 2022 % Net Assets
Fidelity Capital and Income Fund	53%	54%
Fidelity Advisor Floating Rate High Income	14%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of September 30, 2023 and more than 99% of the net assets as of December 31, 2022.

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to September 30, 2023, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements.

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

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund has elected to be regulated as a business development company and will file an election to be treated as a regulated investment company for federal income tax purposes. As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest.

Key Components of Our Results of Operations

Investments

The Fund focuses primarily on loans and securities, including syndicated loans, of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

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

From time to time, FDS (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. We will reimburse FDS (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on our behalf. From time to time, FDS (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our unit holders, subject to the cap on organization and offering expenses.

Portfolio and Investment Activity

For the nine months ended September 30, 2023, we acquired $588.1 million aggregate principal amount of investments (including $11.5 million of unfunded commitments).

For the nine months ended September 30, 2022, we acquired $373.6 million aggregate principal amount of investments (including $57.5 million of unfunded commitments).

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$739,018,787	$96,202,350
New investments purchased	576,628,162	316,130,956
Net accretion of discount on investments	2,699,860	362,659
Net realized gain (loss) on investments	611,462	—
Investments sold or repaid	(32,510,145)	(1,096,704)
Total Investments, End of Period	$1,286,448,126	$411,599,261

Number of portfolio companies	56	17
Weighted average yield on debt and income producing investments, at cost	11.58%	8.39%
Weighted average yield on debt and income producing investments, at fair value	11.61%	8.78%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

Our investments consisted of the following:

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,263,159,326	$1,265,007,403	98.1%	$722,075,271	$720,809,412	97.7%
Second lien debt	9,668,179	10,000,000	0.8%	9,643,498	9,632,000	1.3%
Equity investments	13,586,405	14,587,672	1.1%	7,300,018	7,300,018	1.0%
Mutual Funds	34,216	34,216	0.0%	—	—	—
Total	$1,286,448,126	$1,289,629,291	100.0%	$739,018,787	$737,741,430	100.0%

As of September 30, 2023 and December 31, 2022, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022
Health Care Services	18.5%	15.7%
Industrial Machinery & Supplies & Components	9.8%	10.8%
Air Freight & Logistics	9.0%	15.4%
Diversified Support Services	8.7%	8.0%
Application Software	8.2%	10.8%
Environmental & Facilities Services	6.2%	0.0%
Automotive Parts & Equipment	5.6%	7.7%
Trading Companies & Distributors	4.5%	4.8%
Soft Drinks & Non-Alcoholic Beverages	3.9%	6.9%
Specialized Consumer Services	3.5%	4.1%
Pharmaceuticals	3.5%	5.8%
Human Resource & Employment Services	3.4%	0.0%
Building Products	3.1%	5.4%
Paper & Plastic Packaging Products & Materials	2.6%	0.0%
Data Processing & Outsourced Services	2.6%	2.9%
Electronic Components	2.1%	0.0%
Health Care Facilities	1.6%	0.0%
Commodity Chemicals	1.1%	0.0%
Insurance Brokers	1.0%	1.4%
Aerospace & Defense	0.7%	0.0%
Investment Companies	0.4%	0.3%
Mutual Fund	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2023			December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,258,610,559	97.6%	190.7%	$707,315,347	95.9%	152.9%
Australia	31,018,732	2.4%	4.7%	30,426,083	4.1%	6.6%
Total	$1,289,629,291	100.0%	195.4%	$737,741,430	100.0%	159.5%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of September 30, 2023 and December 31, 2022.

Rating	September 30, 2023	December 31, 2022
1	—	—
2	$1,252,294,827	$730,441,412
3	22,712,576	—
4	—	—
5	—	—
Total	$1,275,007,403	$730,441,412

Results of Operations

The following table represents the operating results:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total investment income	$39,949,072	$104,517,371	$2,466,518	$8,518,363
Net expenses	18,606,710	42,653,774	1,116,167	1,203,348
Net investment income	21,342,362	61,863,597	1,350,351	7,315,015
Net realized gain (loss)	611,462	611,462	—	—
Net change in unrealized appreciation (depreciation)	7,866,823	4,458,522	716,014	(493,534)
Net increase (decrease) in net assets resulting from operations	$29,820,647	$66,933,581	$2,066,365	$6,821,481

Net increase (decrease) in Net Assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest income	$39,853,971	$104,291,652	$2,466,518	$8,518,363
Other income	2,576	128,793	—	—
Distributions from underlying funds	76,929	81,330	—	—
Total Investment Income	$39,933,476	$104,501,775	$2,466,518	$8,518,363

Total investment income increased to $39.9 million for the three months ended September 30, 2023 from $2.5 million for the three months ended September 30, 2022 primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $1.3 billion at September 30, 2023 from $737.7 million at December 31, 2022.

Total investment income increased to $104.5 million for the nine months ended September 30, 2023 from $8.5 million for the nine months ended September 30, 2022 primarily driven by our deployment of capital and the increased balance of our investments.

Expenses

Expenses were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest expense	$15,875,720	$39,011,637	$1,088,001	$1,099,101
Management fees	1,987,287	2,464,136	—	—
Administration fees	397,524	492,860	—	—
Pricing and bookkeeping fees	—	24,382	9,851	22,656
Custodian fees	394	1,543	100	1,350
Board of Trustees’ fees	70,109	95,901	—	—
Professional fees	476,186	657,927	16,296	78,211
Other general and administrative expenses	139,086	343,372	1,919	2,030
Total Expenses	18,946,306	43,091,758	1,116,167	1,203,348
Expense support	(339,596)	(437,984)	—	—
Net Expenses	$18,606,710	$42,653,774	$1,116,167	$1,203,348
Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2023 was $15.9 million and $39.0 million, respectively. The increase in interest expense as compared to the prior year comparable periods was primarily driven by greater borrowings under our credit facility which was entered into August 25, 2022.

Management Fees

For the three and nine months ended September 30, 2023, management fees were $2.0 million and $2.5 million, respectively. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

Other Expenses

Total other expenses increased to $1.1 million for the three months ended September 30, 2023 from $28.2 thousand in the prior period primarily driven by the conversion of the Fund to a BDC, appointment of our Board of Trustees in January 2023 and an increase in other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund. Total other expenses increased to $1.6 million for the nine months ended September 30, 2023 from $104.2 thousand in the prior period primarily driven by the conversion of the Fund to a BDC, appointment of our Board of Trustees in January 2023 and an increase in other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund.

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

For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur any U.S. federal income taxes, including excise taxes.

Realized Gain (Loss)

Realized gain (loss) was comprised of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Realized gain (loss) on investments	$611,462	$611,462	$—	$—
Net Realized Gain (Loss) on Investments	$611,462	$611,462	$—	$—

For the three and nine months ended September 30, 2023, the Fund generated net realized gain on investments of $611.5 thousand from the full sale of an investment. For the three and nine months ended September 30, 2022, the Fund did not generate any realized gain (loss) on investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net change in unrealized appreciation (depreciation) on investments	$7,866,823	$4,458,522	$716,014	$(493,534)
Net Unrealized Appreciation (Depreciation) on Investments	$7,866,823	$4,458,522	$716,014	$(493,534)

For the three months ended September 30, 2023 and 2022, the fair value of our debt investments increased primarily due to spread tightening in the credit markets.

For the nine months ended September 30, 2023, the fair value of our debt investments increased primarily due to spread tightening in the credit markets. For the nine months ended September 30, 2022, the fair value of our debt investments decreased primarily driven by spread widening in the credit markets during the period.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of common units, proceeds from net borrowings on our credit facilities, income earned and repayments on principal on our debt investments. The primary uses of our cash are for (i) originating and purchasing debt and other investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our unit repurchase program and (v) cash distributions to the holders of our units.

As of September 30, 2023 and December 31, 2022, we had one asset-based leverage facility.

In order to finance certain investment transactions, the Fund may, from time to time, enter into reverse repurchase agreements, whereby the Fund sells to Macquarie Bank Limited an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date, generally not to exceed 180-days from the date it was sold.

We may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2023 and December 31, 2022, we had an aggregate amount of $695.5 million and $383.8 million of debt outstanding, respectively. As of September 30, 2023 our asset coverage ratio was 195%.

Cash as of September 30, 2023, taken together with our $254.5 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

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

As of September 30, 2023, we had $65.0 million in cash and $34.2 thousand in short-term liquid investments. During the nine months ended September 30, 2023, cash used in operating activities was $475.3 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $437.5 million during the period, primarily as a result of calling capital from investors and net borrowings.

During the nine months ended September 30, 2022, cash used in operating activities was $312.3 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $313.9 million during the period, primarily as a result of calling capital from investors and net borrowings.

Equity

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A unit holder shall have no liability in excess of its obligation to pay the purchase price for its units. For the period January 31, 2023 through September 30, 2023, unit transaction activity is as follows:

For the period January 31, 2023 through September 30, 2023
Units
Units issued - initial conversion to unitized LLC	53,784,131
Units issued - contributions during the period	7,554,723
Distributions reinvested	3,475,392
Net increase (decrease)	64,814,246

As of September 30, 2023, the committed capital is $790.0 million from the unit holders. For the nine months ended September 30, 2023, the unit holders contributed $141.1 million into the Fund, and received $50.1 million of capital distributions. $10.7 million of those distributions was paid in cash and $39.4 million was reinvested. As of September 30, 2023, there were Unfunded Capital Commitments of $206.6 million (26.15% of commitments) from the unit holders.

As of September 30, 2022, the committed capital of $725.0 million included $725.0 million and $10.0 thousand from the Limited Partners and the General Partner, respectively. For the nine months ended September 30, 2022, the Limited Partners contributed $193.4 million into the Fund, and received $10.8 million of capital distributions. These distributions were subsequently reinvested and are therefore not recallable. As of September 30, 2022, there were Unfunded Capital Commitments of $434.7 million (59.96% of commitments) from the Limited Partners.

Repurchase Program

Subject to market conditions and the approval of the Board, the Fund intends to initiate a Repurchase Program pursuant to which it will repurchase Units on a quarterly basis pursuant to written tenders by Unit Holders. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder or other person holding Units acquired from a Unit Holder has the right to require the Fund to repurchase any Units.

There is no minimum portion of a Unit Holder’s Units which must be repurchased in any repurchase offer. The Fund has no obligation to repurchase Units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion. In determining whether the Fund should offer to repurchase Units, the Fund will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Fund will consider the following factors, among others:

•
whether any Unit Holders have requested to tender Units to the Fund;
•
the liquidity of the Fund’s assets (including fees and costs associated with redeeming or otherwise withdrawing from investment funds);
•
the investment plans and working capital and reserve requirements of the Fund;
•
the relative economies of scale of the tenders with respect to the size of the Fund;
•
the existing conditions of the securities markets and the economy generally, as well as political, national or international developments or current affairs;
•
any anticipated tax consequences to the Fund of any proposed repurchases of Units; and
•
the recommendations of the Adviser.

The Fund will repurchase Units from Unit Holders pursuant to written tenders on terms and conditions that the Adviser determines are fair to the Fund and to all Unit Holders. Notice will be provided to Unit Holders describing the terms of the offer, containing information Unit Holders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate.

Unit Holders deciding whether to tender their Units during the period that a repurchase offer is open may obtain the Fund’s net asset value per Unit by contacting the Adviser during the period. Repurchases will be effective after receipt and acceptance by the Fund of eligible written tenders of Units from Unit Holders by the applicable repurchase offer deadline. The Fund does not impose any charges in connection with repurchases of Units.

Units will be repurchased by the Fund after the Advisory Fee and Administration Fee (if any) has been deducted from the Fund’s assets as of the end of the month in which the repurchase occurs — i.e., the accrued Advisory Fee and Administration Fee for the month in which Fund Units are to be repurchased is deducted prior to effecting the relevant repurchase of Fund Units.

If a repurchase offer is oversubscribed by Unit Holders who tender Units, the Fund will repurchase a pro rata portion by value of the Units tendered by each Unit Holder, extend the repurchase offer, or take any other action with respect to the repurchase offer permitted by applicable law. The Fund also has the right to repurchase all of a Unit Holder’s Units at any time if the aggregate value of such Unit Holder’s Units is, at the time of such compulsory repurchase, less than the minimum initial investment applicable for the Fund.

Payment for repurchased Units may require the Fund to liquidate portfolio holdings earlier than the Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase the Fund’s investment related expenses as a result of higher portfolio turnover rates.

The Adviser intends to take measures to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Units.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the nine months ended September 30, 2023 were $589.6 million and 7.69%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the nine months ended September 30, 2022 were $59.6 million and 5.41%, respectively. Our outstanding debt obligations were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$695,500,003	$695,500,003
Total	$950,000,000	$695,500,003	$695,500,003

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$500,000,000	$321,000,000	$321,000,000
Short-Term Borrowings	62,846,018	62,846,018	62,846,018
Total	$562,846,018	$383,846,018	$383,846,018

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

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of September 30, 2023 and December 31, 2022, we had unfunded commitments to borrowers in the aggregate principal amount of $247.6 million and $223.5 million, respectively.

From time to time, we may become party to certain legal proceedings in the ordinary course of business. At September 30, 2023, we are not aware of any pending or threatened litigation.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Advisory Agreement
•
the Administration Agreement
•
Pricing and bookkeeping
•
the Expense Support and Conditional Reimbursement Agreement
•
Affiliated investments
•
Subscription agreements with affiliated investors

In addition to the aforementioned agreements, we, our Adviser, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units of the Fund as of September 30, 2023 and more than 99% of the total members’ equity of the Fund as of December 31, 2022.

Performance

The year-to-date (“YTD”) total return based on NAV for our common units is as follows:

YTD Return
Common Units	11.59%

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

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment.

Investments that are not publicly traded or whose current market prices or quotations are not readily available are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fund has engaged an independent valuation firm to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, based on, among other things, input from independent third-party valuation firms engaged to review our investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we are required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on our investments to be different than the unrealized appreciation (depreciation) reflected in the valuations currently recorded.

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

As of September 30, 2023, 100% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 200 basis points	22,613,645	13,910,000	8,703,645
Up 100 basis points	11,306,823	6,955,000	4,351,823
Down 100 basis points	(11,306,823)	(6,955,000)	(4,351,823)
Down 200 basis points	(22,613,645)	(13,910,000)	(8,703,645)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed in our registration statement on Form 10, filed with the SEC on June 9, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Capital Drawdowns

Except as previously reported by the Fund on its current reports on Form 8-K and in the table below, the Fund did not sell any securities during the period covered by this Form 10-Q.

The following table summarizes the total Units issued and proceeds related to capital drawdowns during the nine months ended September 30, 2023:

Unit Issue Date	Units Issued	Proceeds Received
1/11/2023	-*	$36,100,014
1/23/2023	-*	30,000,000
4/4/2023	5,555,657	55,001,004
5/30/2023	504,541	5,000,004
7/6/2023	499,500	5,000,000
8/30/2023	995,025	10,000,000
Total capital drawdowns	7,554,723	$141,101,022

*Occurred prior to unitization of the Fund which occurred on January 31, 2023.

Dividend Reinvestment Plan

After the Fund’s adoption of the dividend reinvestment plan which became effective upon the Fund’s election to be regulated as a BDC, the Fund issued 765,185 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued for reinvestment of distributions was approximately $7.6 million. In 2023, prior to the adoption of the dividend reinvestment plan, $31.8 million of distributions were reinvested and 2,710,207 Common Units were issued.

Unit Repurchases

The Fund has adopted a unit repurchase program. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

During the nine months ended September 30, 2023, there were no repurchases of Common Units.

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

FIDELITY PRIVATE CREDIT CENTRAL FUND LLC

Date: November 13, 2023	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT CENTRAL FUND LLC

Date: November 13, 2023	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)