Form 10-K
period 2023-12-31
Fidelity Private Credit Co LLC
filed 2024-03-22
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 814-01645

Fidelity Private Credit Company LLC

(Exact name of Registrant as specified in its Charter)

Delaware	87-2722334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 563-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Units

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2023, there was no established public market for the Registrant’s common units of beneficial interest (“Common Units”).

The number of units of Registrant’s Common Units, outstanding as of March 18, 2024 was 68,396,902.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The following factors are among those that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict in Ukraine and Israel;
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

You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K. This Annual Report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report.

Risks Relating to an Investment in the Fund

•
The Fund commenced as a private fund in 2021 and has a limited operating history.
•
The Fund will generally make long-term loans and equity investments in small and medium-sized private companies for which very little public information exists.
•
Investing in the Fund may be considered speculative and involves a high degree of risk.
•
The Fund’s common units of beneficial interest (“Units”) may be subject to certain restrictions on transferability.
•
There can be no guarantee that the Fund will replicate the historical results achieved by similar strategies managed by the Fidelity organization (“Fidelity”).
•
Many of the companies in which the Fund intends to make investments may be susceptible to economic slowdowns or recessions.
•
The Fund and its portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels.
•
The Fund is subject to general credit risks.
•
The Fund’s ability to service any debt that it incurs will depend largely on its financial performance and will be subject to prevailing economic conditions and competitive pressures.
•
The valuations of the Fund’s investments can be volatile.
•
There may be limited availability of suitable investments for the Fund.
•
The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable.
•
The Fund may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of our offering.
•
A significant number of leveraged loans in the market may consist of “covenant-lite loans.”
•
The Fund may invest in below investment grade debt obligations (i.e., junk bonds).
•
The privately-held companies and below-investment-grade securities in which the Fund will invest will be difficult to value and are illiquid.
•
The Fund may invest in unsecured loans which are not secured by collateral.
•
Interest rate changes may affect net investment income and the value of the Fund’s investments.

•
The Fund may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of its investment strategy.
•
Certain of the Fund’s debt investments may contain provisions providing for the payment of payment-in-kind (“PIK”) interest.
•
The Fund is subject to prepayment risk with respect to certain of the loans in which it invests.
•
The collateral and security arrangements in relation to such secured obligations as the Fund may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor.

Risks Relating to the Fund’s Investments

•
Leveraged companies may experience bankruptcy or similar financial distress.
•
Investing in securities of non-U.S. issuers involves certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers.
•
The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Fund’s initial investment, or may result in a missed opportunity for the Fund to increase its participation in a successful operation.
•
To the extent that the Fund does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Fund disagrees, and the Fund’s holders of Units (“Unit Holders”) and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests.
•
The Fund’s performance may be affected by the default or perceived credit impairment of investments made by the Fund and by general or sector specific credit spread widening.
•
Fidelity is highly dependent on its communications and information systems. System failures, breaches or cyber-attacks could significantly disrupt Fidelity’s business, which could have a material adverse effect on the results of operations and cash flows of the Fund and negatively affect the Fund’s ability to make distributions to Unit Holders.

Risks Relating to the Private Offering

•
Unit Holders will be required to make capital contributions (“Capital Contributions”) to purchase the Fund’s Units each time the Fund delivers a funding notice.
•
If Unit Holders fail to fund their commitment obligations or to make required Capital Contributions when due, the Fund’s ability to complete its investment program or otherwise continue operations may be substantially impaired.

Risks Relating to Certain Regulatory and Tax Matters

•
The Fund is subject to various regulations as a BDC.
•
The Fund may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Fund’s total assets are qualifying assets.
•
The Fund may incur significant costs as a result of being an Exchange Act reporting company.
•
To the extent that the Fund assumes large positions in the securities of a small number of issuers or industries, the Fund’s net asset value may fluctuate to a greater extent than that of a more diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer.

PART I

Item 1. Business.

Our Company

Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) was formed on September 16, 2021, as a Delaware limited partnership named Fidelity Direct Lending Fund L.P. On January 31, 2023, Fidelity Direct Lending Fund, L.P. converted to a Delaware limited liability company and was renamed Fidelity Private Credit Central Fund LLC, a Delaware limited liability company. On June 1, 2023, the Fund elected to be regulated as a business development company (“BDC”). The conversion by operation of law of Fidelity Direct Lending Fund, L.P. to Fidelity Private Credit Central Fund, LLC by filing a certificate of conversion to a limited liability company is hereinafter referred to as the “BDC Conversion”. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The election to be treated as a RIC will apply to the period from June 6, 2023 through December 31, 2023 and in subsequent years. For the periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

Prior to the BDC Conversion, the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as limited partners (the “Limited Partners”). In connection with the BDC Conversion, existing Limited Partners were admitted as members of the Fund. Capital commitments (“Capital Commitment”) of Limited Partners pursuant to Subscription Agreements entered into prior to the BDC Conversion continue to be outstanding Capital Commitments to the Fund. Existing capital accounts of Limited Partners were converted to corresponding common units of beneficial interest (“Units”) of the Fund. Following the BDC Conversion, the Fund expects to continue to enter into separate Subscription Agreements with a number of investors who will be admitted as the Fund’s holders of Units (“Unit Holders”) providing for the private placement of the Fund’s Units. Each subscriber makes a Capital Commitment to purchase Units of the Fund pursuant to the Subscription Agreement. Subscribers are required to make capital contributions (“Capital Contributions”) to purchase Units of the Fund each time the Fund delivers a drawdown notice.

The first closing date occurred on December 9, 2021 (commencement of operations), on which initial capital was contributed by investors. Additional closings are expected to occur from time to time as determined by the Fund (each, a “Subsequent Closing”). Capital Commitments will be drawn in such amounts and proportions as will be required by the Fund in its sole discretion. The Fund expects that it will commence drawdowns of Capital Commitments from subscribers who make a Capital Commitment to the Fund after March 1, 2024, only after the Fund has drawn down 90% of the Capital Commitments of each subscriber admitted prior to March 1, 2024. The Fund expects that it will drawdown Capital Commitments pro rata in accordance with each subscriber’s unfunded Capital Commitment. The Fund expects to cease drawing down Capital Commitments from all subscribers once the Fund has drawn 90% of the Capital Commitments of each subscriber, however the Fund may drawdown additional Capital Commitments as necessary in its sole discretion. In connection with each drawdown, investors will receive a number of Units corresponding to the Capital Contribution, with such Units issued at a per-share price that will be determined prior to the issuance of such Units and in accordance with the 1940 Act, subject to a determination by the board of directors (the “Board”) (including any committee thereof) or the officers of the Fund that such offer price is not below the Fund’s then current net asset value per Unit of the Fund (“NAV”) as required pursuant to the 1940 Act. Capital Commitments will generally be drawn from investors by the Fund as needed, upon 10 Business Days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion. “Business Day” shall mean any day other than a Saturday, Sunday or a day when banks in the State of New York are authorized or required by law, regulation or executive order to remain closed.

Existing investors are bound by the terms of the First Amended and Restated Limited Liability Company Agreement (as may be amended from time to time, the “LLC Agreement”). Pursuant to the Subscription Agreement, new investors will become bound by the terms of the LLC Agreement.

The Fund is a non-diversified, closed-end management investment company. The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and an affiliate of FMR LLC (“FMR”) and its subsidiaries.

The Fund’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also with liquid credit investments, like broadly syndicated loans, and other select Private Credit (as defined below) investments. We will generally seek to invest in loans that carry variable (i.e., “floating”) interest rates. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, and public U.S. operating companies having a market capitalization of less than $250,000,000 (“Portfolio Investments”). The Fund may also invest to a lesser degree in non-U.S. companies. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). We may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or its affiliates may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions.

The Fund has no fixed term, and it will remain in existence until dissolved in accordance with the LLC Agreement or pursuant to Delaware law. The Units are not registered under the Securities Act of 1933 (“Securities Act”) or any state securities laws. The Units are offered and sold under exemptions from the registration requirements of Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each purchaser of Units is required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the Units for investment and not with a view to resell or distribute. Each investor must be prepared to bear the economic risk of the investment for an indefinite period because shares are “restricted securities” (as defined in Rule 144 under the Securities Act) and can be resold only pursuant to an offering registered under the Securities Act or an exemption from such registration requirement.

Notwithstanding the foregoing, the Fund may, at any time, determine to pursue a sale of all or substantially all of the Fund’s assets to, a purchase of all or substantially all of the assets of, or other liquidity event with, another entity or a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Units in each case for consideration of either cash and/or publicly listed securities of the acquirer, in each case subject to any required approvals and any applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”). Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates or by unaffiliated third-parties. The Fund is not a subsidiary of or consolidated with the Fidelity organization (“Fidelity Investments” or “Fidelity”).

The Adviser and the Administrator

The Fund’s investment activities are managed by the Adviser. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis.

FDS, in its capacity as our Administrator (the “Administrator”), provides, or oversees the performance of, administrative and compliance services.

FDS is a registered investment adviser under the Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly-owned subsidiary of FMR. FDS is also registered with the Commodities Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended, as a commodity pool operator and a commodity trading advisor, and is a member of the National Futures Association. FDS leverages the resources of the entire Fidelity organization in managing the Fund.

FMR, as successor by merger to FMR Corp., is the ultimate parent company of FDS. The voting common shares of FMR are divided into two series. Series B is held predominantly by members of the Johnson family, including Abigail P. Johnson, directly or through trusts, and is entitled to 49% of the vote on any matter acted upon by the voting common shares. Series A is held predominantly by non-Johnson family member employees of FMR and its affiliates and is entitled to 51% of the vote on any such matter. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Under the 1940 Act, control of a company is presumed where one individual or group of individuals owns more than 25% of the voting securities of that company. Therefore, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the 1940 Act, to form a controlling group with respect to FMR.

At present, the primary business activities of FMR and its subsidiaries are: (i) the provision of investment advisory, management, shareholder, investment information and assistance and certain fiduciary services for individual and institutional investors; (ii) the provision of securities brokerage services; (iii) the management and development of real estate; and (iv) the investment in and operation of a number of emerging businesses.

The Management Team

Founded in 1946, Fidelity has been known for its professional money management and comprehensive client services. Fidelity is one of the world’s largest providers of financial services with assets under administration of $12.6 trillion, including managed assets of $4.9 trillion as of December 31, 2023. The portfolio management team has extensive experience in middle market lending and has sourced, underwritten and/or managed diverse credit and lending teams in a variety of market environments from the nascent cash flow lending markets of the early 2000’s, through the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”), during the recovery and growth of the 2010’s, and during the recent pandemic related disruptions. The Adviser emphasizes a consistent and disciplined underwriting process, which is the foundation for its approach to portfolio construction. Leveraging proprietary research insights and performing granular credit and loan to value analysis for each investment are core tenets of the Adviser’s credit philosophy. Focusing on capital preservation and minimizing volatility, the Adviser seeks to employ the same underwriting, due diligence and the Adviser’s Direct Lending Investment Committee (“Direct Lending Investment Committee”) approval process for every investment. The Adviser believes that Fidelity’s history and scale, combined with the portfolio management team’s experience and strategy enable it to compete across the credit spectrum in the middle market. See “Conflicts of Interest – Relationship among the Fund, the Adviser and the Portfolio Managers” for more information about risks related to investing with an affiliate adviser. The Adviser’s specific areas of differentiation that drive its competitive advantages are below:

•
Fidelity’s multi-decade history and substantial scale in the credit markets: Fidelity has operated through the last twelve recessions, numerous crises, expansions and contractions during its 75-year history. Active in the credit markets since 1971, Fidelity has over $704 billion of fixed income assets under management as of December 31, 2023. Fidelity also offered its first high yield bond fund in 1977 and was the first mutual fund company to offer an open-ended fund focused on leverage loans in 2000.
•
Dedicated team of seasoned middle market credit investors: The portfolio management team is comprised of professionals that have spent their entire careers in middle market lending. The portfolio managers average more than 20 years of experience, and the portfolio management team’s capabilities include sourcing, underwriting and executing on middle market loans, and most importantly, actively managing credit portfolios through multiple cycles. This includes experience managing companies during periods of growth and distress including restructurings and bankruptcies, providing valuable foresight as the Direct Lending Investment Committee evaluates and approves new opportunities. The Adviser maintains in-depth oversight throughout the investment process and instills the culture of intense focus on capital preservation and hands-on portfolio management with a focus on proper risk mitigation throughout the life of an investment.
•
Ability to operate at scale across the entire lending landscape: The Adviser seeks to offer compelling financing solutions for creditworthy issuers regardless of company size. This increases the opportunity set for the Fund and promotes the Adviser’s selective investment approach, while providing reliable financing to companies as they scale. The Adviser’s ability to offer attractive financing proposals for small to mid-market businesses as well as upper middle market companies also deepens the relationship with sponsors (each, a “Sponsor” and collectively, “Sponsors”), a source of investment opportunities for the Adviser. The Adviser intends to target issuers that the Adviser considers to be high quality regardless of size and provide financing structures that afford attractive risk adjusted returns for the Fund.
•
Access to proprietary credit and equity research platform creates efficient and differentiated diligence: As part of Fidelity, the Adviser has access to FMR’s extensive research platform that allows the Adviser to make more informed and efficient investment decisions. FMR has over 350 research professionals in North America, Europe and Asia that cover equities, fixed income and high yield markets. As part of the due diligence and underwriting process for each potential investment, the Adviser intends to review and analyze relevant FMR industry research and engage directly with the industry analysts. Using the proprietary insights, the Adviser expects to improve portfolio construction and risk mitigation, allowing it to potentially (i) gain conviction on investments or (ii) avoid investments that have subtle industry headwinds or competitive pressures, that might otherwise appear attractive. In addition to the portfolio management team’s independent industry analysis and broad experience lending to middle market businesses, the Adviser’s access to proprietary Fidelity research differentiates the platform and, we believe, translates into more efficient and informed decision making.

•
Disciplined, consistent underwriting process with risk adjusted approach: The Adviser employs a consistent and rigorous due diligence and underwriting process to assess each investment. Investments are reviewed in deal team structures where all investment professionals have overlapping responsibilities, which is expected to improve process oversight and risk mitigation. The Adviser’s philosophy and investment approach has been informed by the portfolio management team’s extensive experience lending to middle market companies and utilizes a bottoms-up credit approach, with the primary focus being return of capital. For each potential investment, the Adviser will actively engage with company management and ownership and complete detailed credit and valuation analysis. While the Adviser will independently determine an investment thesis and identify key risks, the Adviser also benefits from significant third-party diligence commissioned for the majority of investments. Credit and valuation analysis are synthesized by the Adviser to determine the appropriate leverage and return profile, to ensure there is sufficient downside protection and risk is properly rewarded. Investments will be formally presented to the Adviser’s Direct Lending Investment Committee twice at a minimum before final approval to invest is granted.
•
Access to expert diligence professionals: The Adviser may independently commission third-party legal, environmental, insurance, industry, background check and financial diligence on investments where necessary. For every investment, the Adviser may engage its own independent legal counsel to perform legal due diligence, review and comment on loan documents and structures on the Adviser’s behalf. The Adviser also will typically engage with Fidelity analysts regarding industry diligence for each investment and utilize consultants for additional industry insights as needed. The Adviser may engage environmental consultants to review any environmental diligence performed to provide insight into the risk exposure and ultimate liability. When acting as agent, the Adviser and/or its affiliates will typically engage insurance consultants to assess the borrower’s insurance policies and if they are sufficient given the debt being provided and the borrower’s operations, and to confirm the endorsements and insurance certificates properly reflect the liens and position as a lender. The Adviser may engage internal due diligence counterparts to screen and perform background checks on the borrower’s legal entities, and the key management team members. The Adviser may also engage a third party financial due diligence provider to perform a quality of earnings if none is available from a private equity sponsor or the Adviser determines that an outside review is needed. The Adviser will review all available third-party diligence commissioned by the private equity sponsor.
•
Diligent credit assessment process to optimize returns: Credit and valuation analysis are synthesized by the Adviser to determine the appropriate leverage and return profile, to ensure there is sufficient downside protection and risk is properly rewarded. Investments will be formally presented to the Direct Lending Investment Committee twice at a minimum before final approval to invest is granted.

The Board of Directors

Overall responsibility for the Fund’s oversight rests with the Board of Directors. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Directors are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board is currently composed of four members, three of whom are Directors who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

The private credit market has grown tenfold since the Great Financial Crisis and is projected to grow double-digit percentages in the near future. The consolidation of regional U.S. banks following the financial crisis and the enhanced regulations introduced by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), resulted in larger banks decreasing their willingness to issue and hold loans to middle-market companies, thus fueling the growth of direct lending. Direct lending is a subset of private credit that is frequently compared to public market options including leverage loans or broadly syndicated loans and high yield bonds. More recently, demand has been driven by key characteristics of the asset class summarized below.

•
Large and growing market: Fidelity research estimates the U.S. private credit market is at approximately $1.7 trillion (AUM) and finances mergers and acquisitions, recapitalization and refinance activity for the 200,000 middle market businesses that operate in the U.S. according to the National Center for the Middle Market. Private equity investing activity drives a significant portion of this volume.

•
The private credit market has expanded into areas traditionally served by the leverage loan and high yield markets: According to LCD and ICE BAML, from 2003 to 2023, the share of leverage loans with an issue size below $500,000,000 has declined from 51% to 7%, and similarly from 2003 to 2023, the share of high yield loans with an issue size below $500 million has declined from 68% to 15%. In both cases, direct lending is now regularly filling this gap for loans up to $500,000,000 and larger.
•
Floating rate debt that provides a hedge against rising rates: The majority of direct lending investments are floating rate instruments so over time returns increase as interest rates rise.
•
Predominantly senior secured positions that sit at the top of the capital structure: Direct lending investments offer enhanced collateral and covenant protections compared to the leveraged loans and high yield market that contribute to lower historical loss rates.
•
Direct access to the Sponsors and ownership groups improves information flow: For direct lending investments, the sourcing and due diligence ties directly to the Sponsor or ownership group, so lenders have efficient access to information (frequently monthly financials vs. quarterly), can complete comprehensive and high-quality diligence, and develop bespoke financing solutions that better serve the needs of the middle-market companies.

The foregoing information is with respect to past performance of certain markets and indices, only, and does not reflect the actual or expected performance of the Fund. There can be no guarantee that the Fund will achieve results resembling these metrics or that market circumstances in the future will be comparable.

Investment Strategy

The Adviser’s investment strategy is credit driven with a focus on capital preservation. The Adviser seeks to employ a rigorous and consistent due diligence process when assessing each individual issuer. The Adviser intends to evaluate each issuers’ ownership and management team, business model, competitive differentiation, historical and projected financial performance, cost structure, key customers and key suppliers, and position within its industry.

The Adviser will utilize its expertise sourcing and investing in loans to private businesses while leveraging the proprietary industry research of the broader Fidelity platform when constructing the Fund’s portfolio. Quantitative and qualitative factors will drive each investment decision to seek to achieve the Fund’s stated investment objective. The Fund intends to invest across issuers, industries, geographies, and Sponsors or ownership groups.

The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, and public U.S. operating companies having a market capitalization of less than $250,000,000 (“Portfolio Investments”). The Fund may also invest to a lesser degree in non-U.S. companies. Specific private investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). We may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or its affiliates may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions.

Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit. If the Fund changes its 80% test, the Fund will provide Unit Holders with at least 60 days’ prior notice of such change. The Fund will also invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in U.S. companies that are generally private and may be backed by a Sponsor but may also include investments in small capitalization public companies or companies that are non-Sponsor. The Adviser will directly originate credit opportunities from a large universe of Sponsors, intermediaries and other direct lenders, as well as internal Fidelity resources.

Targeted borrowers will operate within a wide range of industries. Leveraging Fidelity’s proprietary industry research and the Adviser’s expertise, the Fund will primarily invest in industries where the Adviser’s portfolio management team has deep experience with similarly situated companies. The Adviser will target investments structured as first lien senior secured and unitranche credit facilities, while also taking advantage of opportunistic investments in other parts of the capital structure, including last out loans, second lien loans, mezzanine and other junior debt loans, as well as equity investments.

The Fund may enter into hedging transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, collars and floors to seek to hedge against fluctuations in the relative values of the Fund’s portfolio positions from changes in currency exchange rates and market interest rates. The Fund may also receive or purchase warrants or rights.

Most of the investments that the Fund intends to invest in are unrated or rated below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by S&P Global Ratings), which are often referred to as “leveraged loans,” “high yield” or “junk” debt investments and may be considered “high risk” or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the Fund’s net asset value and income distributions to Unit Holders. They may also be illiquid and difficult to value.

The Adviser will seek collateral packages in connection with the Fund’s secured investments that include liens on the borrower’s assets and a pledge of the borrower’s stock. In addition, the Adviser expects to seek investment structures that include covenant packages that measure the borrower’s key performance metrics but will also be permitted to invest in loans that would not include maintenance covenants. Loans will usually have stated terms of five to seven years, but the expected average life of such securities is usually between three to four years and may contain scheduled amortization payments and/or mandatory excess cash flow payments to reduce exposure and risk over the life of the investment.

The Fund will generally seek to invest in loans that carry variable (i.e., “floating”) interest rates. In addition to the cash yields received on its loans from principal and interest payments, the Fund will seek to invest in loans that generally pay additional fees, including but not limited to, closing fees, arrangement fees, prepayment premiums, or amendment fees. In certain cases, loan investments will have equity enhancement features, which may be in the form of warrants or other equity-related securities that are designed to provide the opportunity for capital appreciation.

To seek to enhance returns, the Fund intends to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows the Fund to borrow up to a 2x debt to equity ratio.

The Fund will borrow money for investment and cash management purposes. In determining whether to borrow money, the Fund will analyze the financial flexibility, maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Fund’s investment outlook. The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by investors indirectly through their interests in the Fund.

Because the Fund is classified as non-diversified, the Adviser may invest a significant percentage of the Fund’s assets in a single issuer.

The Fund’s investments are subject to a number of risks. See “Item 1A. Risk Factors.”

Cash Management

The Fund may hold uninvested cash or may invest it in cash equivalents such as money market securities, repurchase agreements, or shares of short-term bond or money market funds, including shares of Fidelity® Central Funds (as defined below). Generally, these securities offer less potential for gains than other types of securities.

Central Funds

In addition to cash management, the Fund may hold Central Funds to gain exposure to certain fixed income securities. “Central Funds” are special types of investment vehicles created by Fidelity for use by the Fidelity® funds and other advisory clients. Central Funds are used to invest in particular security types or investment disciplines, or for cash management. Central Funds incur certain costs related to their investment activity (such as custodial fees and expenses), but generally do not pay additional management fees. The investment results of the portions of a Fidelity® fund’s assets invested in the Central Funds will be based upon the investment results of those funds.

Investment Selection

One of the critical success factors in private credit is access to a deep pipeline of investment opportunities. Based on the portfolio management team’s extensive experience, the Adviser intends to employ a multi-faceted approach to sourcing transactions through a large network of private equity firms, intermediaries, as well as other direct lending firms. The Adviser believes that Fidelity’s scale and track record in the liquid markets, combined with the portfolio management team’s long tenure in direct lending, will provide unique and rich access to high credit quality investment opportunities.

Private equity acquisition activity drives a substantial amount of private credit volume in the middle-market, and Fidelity has longstanding relationships with a diverse set of Sponsors that invest across a broad set of industries, geographies and business models. The Adviser expects to enhance these relationships and bolster its sourcing efforts with its differentiated and efficient credit review process that is honed by a team of experienced credit professionals.

Lastly, Fidelity’s existing relationships with liquid issuers, some of which are owned by the same mix of Sponsors, and size in the liquid markets, provide the Adviser with differentiated investment opportunities. The Adviser can leverage these relationships to provide value-added capabilities and better execution on loans in the liquid markets, which can translate into a more robust pipeline of private credit investment opportunities for the Fund.

The Adviser seeks to employ a disciplined and rigorous process for all credit investments, which includes the following key features:

•
Underwriting the borrower: Performing detailed credit and valuation analysis; analyzing historical trends and business drivers; assessing management; and developing a deep understanding of the business operations and cost structure.
•
Analyzing the industry: Leveraging Fidelity’s broad research and analysts’ platform and Sponsor provided third party industry studies (when available) to uncover macro and micro industry forces; understanding the competitive dynamics and market forces; validating the growth and outlook; and assessing public and private competitors.
•
Underwriting the Sponsor or ownership group: Evaluating investment performance; understanding track record and willingness to invest follow-on capital in times of stress; assessing available dry powder, due diligence quality and relevant sector expertise.
•
Confirming investment thesis: Validating the sustainability of competitive advantages, revenues and margins; confirming diversity of products, customers, services, suppliers and institutionalized value.
•
Evaluating the credit structure: Analyzing ability to repay debt; performing loan-to-value analysis and downside case scenarios; and evaluating appropriate risk and reward for a proposed investment.

During the credit underwriting process, the deal team will compile and present diligence findings to the Adviser’s Direct Lending Investment Committee at least once before issuing a term sheet and a second time before closing. The Adviser’s focus is on downside protection so the deal team and Direct Lending Investment Committee are expected to spend substantial time understanding and validating various downside scenarios, exit options, and structural protections in every investment seeking to ensure adequate cushion.

Following the closing of an investment, one or several members of the deal team that originated the loan on behalf of the Fund are expected to manage the portfolio moving forward. As part of the portfolio management process, the investment professional seeks to assess liquidity needs daily or weekly, evaluate financial performance on a monthly basis for the majority of accounts (a minority may only report quarterly), scrutinize financial covenant calculations on a quarterly basis (if applicable) and maintain frequent dialogue with the company management and Sponsor regarding company performance, strategic initiatives, acquisitions or other business items.

Portfolio Monitoring and Risk Management

The Adviser has a strong culture focused on risk management, with significant dedicated resources committed to that effort. The Adviser firmly believes that one of the most powerful risk management tools occurs at the individual investment level. The regular monitoring of a portfolio’s investments seeks to ensure that the risk/return ratio has not become unfavorable to help avoid unnecessary capital losses, and the Adviser believes it is a key component to positive long-term performance. Frequent monitoring and oversight are conducted by the portfolio managers to ensure that each position is still an attractive investment. At the portfolio level, the portfolio managers ensure that the overall risk profile, diversification, and positioning is consistent with the Fund’s objectives. There is also considerable executive oversight with regular, systematic portfolio reviews with senior management.

Systems and technology play a critical role in portfolio monitoring and risk management. The Adviser’s proprietary systems enable research professionals to get real-time access to risk measures and exposures across multiple dimensions, among other things. Compliance modules are also systematically linked to the trading platform as another mechanism to minimize risk.

Risk management efforts are further bolstered by various additional teams of resources. For example, a dedicated compliance team monitors all portfolios and investment professionals; a dedicated counterparty risk team monitors all trading and business counterparties; and a dedicated legal team is able to support the Adviser across a variety of legal questions.

Direct Lending Investment Committee

The investment activities of the Fund are under the direction of the Direct Lending Investment Committee and the Board. The Direct Lending Investment Committee is currently comprised of the Fund’s three portfolio managers: David Gaito, Therese Icuss and Jeffrey Scott. Additionally, the President of Fidelity Investments’ High Income and Alternatives Group (the “High Income and Alternatives Group”), and the Chief Investment Officer of the High Income and Alternatives Group meet with the Direct Lending Investment Committee frequently to discuss the pipeline of opportunities and they have the authority to decline any opportunity at any point at their discretion. The day-to-day activities of the Fund are overseen by the Fund’s portfolio managers, each of which is an officer or employee of the Adviser or its affiliate.

Allocation of Investment Opportunities

General

The Adviser and its affiliates provide investment management services to registered investment companies, investment funds, client accounts and proprietary accounts that may be established from time to time.

The Adviser will share any investment and sale opportunities with its other clients and the Fund in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth in this Form 10-K, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

The Adviser’s policies will seek to ensure the equitable allocation of such investment opportunities among us and other clients over time. In cases where an investment may potentially be appropriate for several clients, the Adviser makes a determination of the appropriateness of the investment opportunity for a particular client and allocates an investment opportunity among eligible clients based on a variety of factors related to each such client the Adviser deems relevant (including, without limitation, the client’s investment objectives and focus, available capital, the client’s existing portfolio, portfolio company restrictions, targeted rate of return, minimum and maximum investment size requirements, transaction structure, cash flow considerations, risk considerations, tax implications, criteria established by the Board (“Board-Established Criteria”) (if any), legal and regulatory requirements, whether a related investment opportunity has already been made available to the client, investment limitations and other factors). In cases where an investment opportunity is being evaluated on behalf of, and may be appropriate for, both us and another client and falls outside of the allocation methodology, the Adviser will generally consult with an allocation, conflicts or similar internal committee or sub-committee to decide on an appropriate allocation of a particular investment opportunity as between us and such other client, which may take into account, among other things, the factors discussed above.

In addition, as a BDC regulated under the 1940 Act, the Fund is subject to certain limitations relating to co-investments and joint transactions with affiliates, which are likely in certain circumstances to limit the Fund’s ability to make investments or enter into other transactions alongside other clients.

Trade Aggregation and Allocation

Allocation of investment instruments that are traded by FMR’s High Income, Fixed Income or Equity trading desks are governed by the respective trade allocation policies reasonably designed to seek to ensure that clients are not disadvantaged in the aggregation and allocation of securities over time. To the extent a particular investment in a liquid credit instrument (e.g., broadly syndicated loan), is suitable for both us and other clients, it is the practice of the Adviser, when appropriate, to bunch orders of various accounts, including those of us and the other clients and, in certain instances, proprietary accounts of the Adviser or its affiliates, for order entry and execution. Bunched orders may be executed through one or more broker-dealers. The allotment of trades among brokers is based on a variety of factors, which may include price, order size, the time of order, the security and market activity. A bunched trade executed with a particular broker is generally allocated pro rata among the accounts that are participating in the bunched trade until any account has been filled, after which the trade is allocated pro rata among the remaining accounts. Each broker’s execution of a bunched order may be at a price different from another broker’s bunched order execution price for the same security. Simultaneous portfolio transactions for us and one or more other clients may decrease the prices received and increase the prices required to be paid by us for sales and purchases.

The Adviser and its affiliates that execute trades on behalf of us and other clients have established allocation policies for their various accounts (including proprietary accounts) and securities types (e.g., equity, fixed income, and high income) to ensure allocations are appropriate given the clients’ differing investment objectives and other considerations. These policies also apply to initial and secondary offerings. When, in the opinion of the executing party, the supply or demand is insufficient under the circumstances to satisfy all outstanding trade orders, across all securities types the amount executed generally is distributed among participating accounts based on account asset size (for purchases), and security position size (for sales), or otherwise according to the allocation policies. With limited exceptions, the trading systems contain rules that allocate trades on an automated basis in accordance with these policies. Generally, any exceptions to these policies (i.e., special allocations) must be approved by senior trading and compliance personnel and documented.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s Board may establish Board-Established Criteria clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, the Adviser must offer an opportunity for the Fund to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other affiliated funds that target similar assets in accordance with allocation policies and procedures described above. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations (“CLOs”) and other structured loan funds. In addition, given the Fund’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Fund, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Fund’s ability to participate in attractive investment opportunities and/or cause the Fund to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Fund. The Fund may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party advisers.

The Private Offering

Prior to the BDC Conversion, the Fund entered into Subscription Agreements with investors who were admitted as limited partners (the “Limited Partners”). In connection with the BDC Conversion, existing Limited Partners were admitted as members of the Fund. Capital Commitments of Limited Partners pursuant to Subscription Agreements entered into prior to the BDC Conversion continue to be outstanding Capital Commitments to the Fund. Existing capital accounts of Limited Partners were converted to corresponding Units of the Fund. Following the BDC Conversion, the Fund expects to continue to enter into separate Subscription Agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each Unit Holder makes a Capital Commitment to purchase Units of the Fund pursuant to the Subscription Agreement. Unit Holders are required to make Capital Contributions to purchase Units of the Fund each time the Fund delivers a drawdown notice.

The first closing date occurred on December 9, 2021, on which initial capital was contributed by investors. Additional closings are expected to occur from time to time as determined by the Fund (each, a “Subsequent Closing”). Capital Commitments will be drawn in such amounts and proportions as will be required by the Fund in its sole discretion, provided however, the Fund expects drawdowns to generally be made pro rata in accordance with each Unit Holder’s unfunded Capital Commitments.

In connection with each drawdown, Unit Holders will receive a number of Units corresponding to the Capital Contribution, with such Units issued at a per-share price that will be determined prior to the issuance of such Units and in accordance with the 1940 Act, subject to a determination by the Board (including any committee thereof) or the officers of the Fund that such offer price is not below the Fund’s then current NAV as required pursuant to the 1940 Act. Capital Commitments will generally be drawn from Unit Holders by the Fund as needed, upon 10 Business Days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion. Unit Holders of the Fund may waive the 10 Business Days’ written notice requirement in their discretion.

The Fund is conducting a continuous private offering of its Units in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act.

We may, at our discretion, offer investors an opportunity to repurchase their shares, but we are not obligated to offer to repurchase any shares at any time. The Fund expects that its offers to repurchase Units from existing investors will occur in connection with the acceptance of Capital Commitments from new subscribers.

The Fund reserves the right to involuntarily redeem an investor’s Units in the case of actual or suspected threatening conduct or actual or suspected fraudulent, illegal or suspicious activity by the investor or any other individual associated with the investor’s account. Accordingly, an investor’s Units will be sold at the NAV, minus any applicable shareholder fees, calculated on the day the Fund exercises its right as mentioned above.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (“Section 404”);

•
submit certain executive compensation matters to Unit Holder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding Unit Holder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding Unit Holder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
•
In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1,235,000,000 or more; (2) the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or our offering. We have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Units are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek Unit Holder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement between the Fund and Adviser (the “Advisory Agreement”) and the Administrator or its affiliates pursuant to the Administration Agreement between the Fund and the Administrator (the “Administration Agreement”). Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The portfolio management team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Fund’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.
satisfies any of the following;
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250,000,000;
iii.
is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4,000,000 and capital and surplus of not less than $2,000,000.
(2)
Securities of any Eligible Portfolio Company controlled by the Fund.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, service providers (e.g., the Adviser) or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets (including directly originated loans and broadly syndicated loans, as described above), the Fund’s investments can consist of cash, cash equivalents, money market funds (including shares of Fidelity ® Central funds or other funds that are advised by the Adviser or its affiliates), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be qualifying assets.

The Fund may invest in mutual funds or exchange-traded funds advised by the Adviser or its affiliates. Depending on the circumstances (which exclude investments in money market funds advised by the Adviser or its affiliates, from which the Adviser or its affiliates may retain any additional management or other fees), the Adviser will contractually waive either (1) its management fee payable by the Fund or (2) up to a portion of its management fee payable by the Fund in an amount equal to such underlying fund’s management fee rate multiplied by the Fund’s average monthly invested balance in such underlying fund for such month.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase units that it may have outstanding at any time. In particular, the amount of units that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase units cannot exceed 25% of the BDC’s total outstanding units.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. In connection with the BDC Conversion, the Fund’s Members approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our Unit Holders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR (or other applicable reference rate). We cannot assure Unit Holders that we will be able to enter into a credit facility. Unit Holders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—Forming CLOs Risk.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Directors who are not interested persons and, in some cases, the prior approval of the SEC. We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any director or officer against any liability to our Unit Holders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer (“CCO”) and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s units present at a meeting if more than 50% of the outstanding units of such company are present or represented by proxy, or (ii) more than 50% of the outstanding units of such company.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our offering of Units, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying FDS (in its capacity as the Adviser and Administrator)), (iii) cost of any borrowings or other financing arrangements, (iv) cash distributions to the Unit Holders, and (v) funding repurchases under our unit repurchase program.

Advisory Agreement

The Adviser will provide management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•
determining the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for the Fund, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on the Fund’s behalf;
•
monitoring the Fund’s investments;
•
performing due diligence on prospective portfolio companies;
•
exercising voting rights in respect of portfolio securities and other investments for the Fund;
•
serving on, and exercising observer rights for, boards of directors and similar committees of the Fund’s portfolio companies;
•
negotiating, obtaining and managing financing facilities and other forms of leverage; and
•
providing the Fund with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

The Fund will pay the Adviser a fee for its services under the Advisory Agreement. The cost of the management fee will ultimately be borne by the Unit Holders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”).

Board Approval of the Advisory Agreement

At its May 2023 meeting, the Board, including the independent directors (“Independent Directors” being directors who are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act), voted to approve the Advisory Agreement and the Administration Agreement with FDS for the Fund. The Board, assisted by the advice of fund counsel and Independent Directors’ counsel, considered a broad range of information.

Nature, Extent, and Quality of Services Provided

The Board considered Fidelity’s staffing as it relates to the Fund, including the backgrounds of investment personnel of Fidelity, and also considered the Fund’s investment objective, strategies, related investment philosophy, and the purpose of central funds generally.

•
Resources Dedicated to Investment Management and Support Services. In prior meetings, the Board reviewed the general qualifications and capabilities of Fidelity’s investment staff, including its size, education, experience, and resources, as well as Fidelity’s approach to training and managing investment personnel. The Board noted the resources devoted to Fidelity’s global investment organization and that Fidelity’s analysts have extensive resources, tools and capabilities that allow them to conduct sophisticated quantitative and fundamental analysis, as well as credit analysis of issuers, counterparties and guarantors. Further, the Board considered that Fidelity’s investment professionals have sufficient access to global information and data so as to provide competitive investment results over time, and that those professionals also have access to sophisticated tools that permit them to assess portfolio construction and risk and performance attribution characteristics continuously, as well as to transmit new information and research conclusions rapidly around the world. Additionally, in its deliberations, the Board considered Fidelity’s trading, risk management, compliance, cybersecurity, and technology and operations capabilities and resources, which are integral parts of the investment management process.
•
Administrative Services. The Board considered the nature, extent, quality, and cost of advisory and administrative services to be performed by Fidelity under the Advisory Agreement and under separate agreements covering transfer agency, pricing and bookkeeping, and securities lending services for the Fund. The Board also considered the nature and extent of the supervision of third-party service providers, principally custodians, subcustodians, and pricing vendors.
•
Investment Performance. The Board considered whether the Fund has operated in accordance with its investment objective and its performance history while structured as a private fund. The Board noted that the Fund is designed to provide other Fidelity funds and accounts with an efficient means to gain exposure to direct lending investments and ultimately to enhance the performance of those funds and accounts. The Board also considered the fact that it oversees another fund managed by FDS that has similar investment objectives and policies as the Fund.

The Board considered performance information reviewed by the Fund’s investment management team at the meeting, including the internal rate of return of the private fund and other information about the private fund’s performance attribution.

Based on its review, the Board concluded that the nature, extent, and quality of services to be provided to the Fund under the Advisory Agreement should benefit the Unit Holders of the Fund.

Competitiveness of Management Fee and Total Expense Ratio

In reviewing the Advisory Agreement, the Board considered the Fund’s proposed management fee rate and the projected total expense ratio of the Fund. The Board considered that there is a limited number of competitors against which to assess the competitiveness of the Fund’s fees, but that Fidelity identified a small number of key competitor funds that are similar to the Fund. The Board noted that the Fund’s proposed management fee matches the contractual base management fee rate of the key competitors and that, unlike its competitors, it does not have an incentive fee component. The Board also noted that the projected total expense ratio, including interest expense, of the Fund is above that of its key competitors. The Board considered the difficulty in comparing total expense ratios across the key competitors due to varying incentive fees, interest expense on borrowed funds, operating expenses and the extent of expense reimbursement. The Board noted the Fund’s projected total expense ratio, excluding interest expense, is in the middle of the range of those of key competitors (excluding interest and incentive fees). The Board also noted that FDS has agreed to contractually limit the Fund’s total operating expenses (excluding the Fund’s management fee and certain other expenses) to 50 basis points. This limit shall continue in force until November 30, 2024 and shall renew automatically for successive one-year terms, unless either the Fund or the Adviser determines to terminate it after the Initial Term and so notifies the other party.

The Board further noted that the Fund pays its non-operating expenses, including brokerage commissions and fees and expenses associated with the Fund’s securities lending program, if applicable.

Based on its review, the Board concluded that the Fund’s management fee and the Fund’s projected total expense ratio were reasonable in light of the services that the Fund and its Unit Holders will receive and the other factors considered.

Costs of the Services and Profitability

The Fund is a new fund and therefore no revenue, cost, or profitability data was available for the Board to review in respect of the Fund at the time it approved the Advisory Agreement. In connection with its future renewal of the Fund’s Advisory Agreement, the Board will consider Fidelity’s profits in respect of all Fidelity funds.

Economies of Scale

The Board considered that the management fee was at a level normally associated, by comparison with competitors, with very high fund net assets. The Board also noted Fidelity’s assertion that the level of the fee anticipated economies of scale at lower asset levels even before economies of scale (if any) are achieved. The Board noted that it will consider whether there have been economies of scale in respect of the management of the Fidelity funds, whether the Fidelity funds (including the Fund) have appropriately benefited from such economies of scale, and whether there is potential for realization of any further economies of scale in connection with its future renewal of the Fund’s Advisory Agreement.

Conclusion

Based on its evaluation of all of the conclusions noted above, and after considering all factors it believed relevant, the Board concluded that the advisory fee arrangements are fair and reasonable, and that the Fund’s Advisory Agreement and Administration Agreement should be approved.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the Fund’s operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Unit Holders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In consideration of the administrative services provided by the Administrator to the Fund, the Fund pays to the Administrator a fee, payable monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month and reimburses the Administrator for the costs and expenses of the Fund incurred by the Administrator. The fee paid to the Administrator is an expense paid out of the Fund’s net assets and is computed based on the average daily net assets of the Fund throughout the month.

From time to time, FDS, in its capacity as both the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or its affiliates under the Advisory Agreement or Administration Agreement, the Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect until November 30, 2024, or to the extent consistent with the requirements of the 1940 Act, from the date of the Fund’s election to be regulated as a BDC under the 1940 Act, and indefinitely thereafter, but only so long as the continuance after such date shall be specifically approved at least annually by vote of the Board or by vote of a majority of the outstanding voting securities of the Fund. We may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the holders of a majority of the outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

In the absence of willful misfeasance, bad faith, gross negligence or reckless disregard of obligations or duties hereunder on the part of the Adviser or the Administrator, neither the Adviser or the Administrator shall be subject to liability to the Fund or to any Unit Holder of the Fund for any act or omission in the course of, or connected with, rendering services hereunder or for any losses that may be sustained in the purchase, holding or sale of any security or other investment instrument.

The Adviser or the Administrator are expressly put on notice of the limitation of Unit Holder liability as set forth in the Fund’s LLC Agreement or other organizational document and agrees that the obligations assumed by the Fund pursuant to the Advisory Agreement and Administration Agreement shall be limited in all cases to the Fund and its assets, and the Administrator shall not seek satisfaction of any such obligation from the Unit Holders or any Unit Holder of the Fund. In addition, the Adviser and the Administrator shall not seek satisfaction of any such obligations from the directors or any individual director.

Payment of Our Expenses Under the Investment Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Fund will bear the following costs and expenses of our operations, administration and transactions:

1.
investment advisory fees, to the Adviser, pursuant to the Advisory Agreement (“Advisory Fees”);
2.
the fee paid to the Administrator pursuant to the Administration Agreement (“Administration Fees”); and
3.
other expenses of the Fund’s operations and transactions.

From time to time, FDS (in its capacity as the Adviser and the Administrator) or its affiliates may pay third-party providers of goods or services. We will reimburse FDS (in its capacity as the Adviser and as the Administrator) or such affiliates thereof for any such amounts paid on the Fund’s behalf that are Fund expenses. From time to time, FDS (in its capacity as the Adviser and the Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our Unit Holders.

Costs and expenses of FDS (in its capacity as the Adviser and the Administrator) that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first twelve months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on June 1, 2023, the Adviser will be obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses do not exceed 0.50% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, Administration Fees, and other general and administrative expenses.

Upon the termination of Adviser’s obligation to make Required Expense Payments, the Adviser may elect to pay, at such times as the Adviser determines, certain expenses on the Fund’s behalf, provided that no portion of the payment will be used to pay any interest expense or Unit Holder servicing fees of the Fund (referred to as “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.

In consideration of the Adviser’s agreement to make Expense Payments, the Fund has agreed to repay the Adviser in the amount of any Expense Payment subject to the limitation that a repayment to the Adviser (an “Adviser Reimbursement”) will be made only if and to the extent that: (i) it is payable not more than three years from the date on which the applicable Expense Payment was made by the Adviser; and (ii) the Adviser Reimbursement does not cause the Fund’s Other Operating Expenses during the applicable quarter to exceed the Expense Limitation (as applicable). The Adviser may waive its right to receive all or a portion of any Adviser Reimbursement in any particular calendar month. The Fund’s obligation to make an Adviser Reimbursement shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The Adviser will look only to the assets of the Fund for its performance under the Expense Support Agreement and for any claims for payment. No directors, officers, employees, agents, or Members of the Fund will be personally liable for performance by the Fund under the Expense Support Agreement.

This Expense Support Agreement shall continue in force until November 30, 2024. This Expense Support Agreement shall renew automatically for successive one-year terms, unless either the Fund or the Adviser determines to terminate it after the Initial Term and so notifies the other party.

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

Distributions

We expect to pay distributions to Unit Holders at least quarterly. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our Unit Holders of at least 90% of investment company taxable income. See “Certain U.S. Federal Income Tax Considerations.”

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends or distributions declared by the Board on behalf of our Unit Holders who do not elect to receive their dividends or distributions in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our Unit Holders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional units, rather than receiving the cash dividend or other distribution. Distributions on fractional units will be credited to each participating Unit Holder’s account. Units issued pursuant to the dividend reinvestment plan ("DRIP") will not reduce a Unit Holder’s Capital Commitments to the Fund.

The Fund will use newly issued Units to implement the DRIP, with such Units to be issued at a per Unit price as determined by the Board (including any committee thereof), which price will be determined prior to the issuance of Units and in accordance with the limitations under Section 23 of the 1940 Act. The number of Units to be issued to a Unit Holder is determined by dividing the total dollar amount of the distribution payable to such Unit Holder by the price per Unit. The number of Units to be outstanding after giving effect to payment of a distribution cannot be established until the value per Unit at which additional Units will be issued has been determined and the elections of the Unit Holders have been tabulated.

There will be no brokerage or other charges to Unit Holders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by the Fund. The Fund may terminate the DRIP upon notice in writing to each participant at least 30 days prior to any record date for the payment of any distribution by the Fund.

Unit Repurchase Program

The Fund does not intend to list its Units on a securities exchange and it does not expect there to be a public market for its Units. As a result if you purchase our Units, your ability to sell your Units will be limited. Subject to market conditions and the approval of the Board, the Fund may from time to time offer to repurchase Units pursuant to written tenders from the non-defaulting Unit Holders. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder has the right to require the Fund to repurchase any Units. The Fund expects that it will offer to repurchase Units from Unit Holders only after subscribers who are not affiliated with Fidelity have been admitted as investor in the Fund.

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

Units that have not been outstanding for at least two years which will be repurchased at 98% of such net asset value (the “Early Repurchase Deduction”). The Early Repurchase Deduction may be waived at the Fund’s discretion. The Fund does not impose any charges in connection with repurchases of Common Units.

Units will be repurchased by the Fund after the Advisory Fee and Administration Fee have been deducted from the Fund’s assets as of the end of the month in which the repurchase occurs — i.e., the accrued Advisory Fee and Administration Fee for the month in which Units are to be repurchased is deducted prior to effecting the relevant repurchase of Units.

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

Proxy Voting Policies and Procedures

The Fund has delegated to the Adviser the authority to vote the Fund’s proxies in accordance with the Adviser’s established formal written proxy voting guidelines (“Guidelines”). The Guidelines are designed to ensure that proxies cast on behalf of the Fund are voted in a manner consistent with the best interests of Members. The Adviser has also adopted the Guidelines as part of its proxy voting policies and procedures in accordance with Rule 206(4)-6 under the Advisers Act pursuant to which the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interests of clients and not subrogate client interests to its own interests. The Guidelines are reviewed at least annually by the Adviser, and, accordingly, are subject to change.

In evaluating proxies, the Adviser considers factors that are financially material to individual companies and investing funds’ investment objectives and strategies in support of maximizing long-term Member value. This includes considering the company’s approach to financial and operational, human, and natural capital and the impact of that approach on the potential future value of the business. The Adviser will vote on proposals not specifically addressed by the Guidelines based on an evaluation of a proposal’s likelihood to enhance the long-term economic returns or profitability of the Fund or to maximize long-term Member value.

In certain non-U.S. jurisdictions and in limited circumstances, the Adviser may determine not to vote proxies where certain restrictions apply. In accordance with the Guidelines, voting of proxies is conducted in a manner consistent with the Adviser’s fiduciary obligations to the Fund, and all applicable laws and regulations. In other words, the Adviser votes in a manner consistent with the Guidelines and in the best interests of the Fund’s Members, and without regard to any other Fidelity companies’ business relationships. The Adviser takes its responsibility to vote proxies in the best interests of the Fund’s Members seriously and has implemented policies and procedures to address actual and potential conflicts of interest.

To view the Fund’s Guidelines, visit https://www.fidelity.com/bin-public/060_www_fidelity_com/documents/Full-Proxy-Voting-Guidelines-for-Fidelity-Funds-Advised-by-FMRCo-or-FDS.pdf; and to view the Fund’s proxy voting record for the most recent 12-month period ended June 30, visit www.fidelity.com/proxyvotingresults or visit the SEC’s web site at www.sec.gov.

Proxy Policies

The Adviser’s Proxy Policy is reasonably designed to ensure that proxies are voted in a manner consistent with the best interests of the Fund Unit Holders, including addressing material conflicts of interest that may arise when voting proxies. In evaluating proxies, the Adviser considers factors that are financially material to individual companies and the Fund’s investment objectives and strategies in support of maximizing long-term Unit Holder value. This includes considering the company’s approach to financial and operational, human, and natural capital and the impact of that approach on the potential future value of the business. The Adviser will vote on proposals not specifically addressed by the Proxy Policy based on an evaluation of a proposal’s likelihood to enhance the long-term economic returns or profitability of the company or to maximize long-term Unit Holder value.

Decisions on how to vote a proxy generally are made by the Adviser, and as noted above, the Adviser considers financially material factors when evaluating proxies, which vary depending on a proxy’s subject matter and the individual company. In certain non-U.S. jurisdictions and in limited circumstances, the Adviser may determine not to vote proxies where certain restrictions apply. The Adviser votes in accordance with the Proxy Policy and without regard to any other Fidelity companies’ business relationships. The Adviser takes its responsibility to vote shares in the best interests of the Fund’s Unit Holders seriously and has implemented policies and procedures to address actual and potential conflicts of interest. To further ensure that voting on behalf of the Fund is not the product of a conflict of interest, the Adviser will require the members of the Direct Lending Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Fund’s investment in a particular company.

Proxy Voting Records

To view a fund’s proxy voting record for the most recent 12-month period ended June 30, if applicable, visit www.fidelity.com/proxyvotingresults or visit the SEC’s web site at www.sec.gov.

Reporting Obligations and Available Information

Unit Holders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Fund and the purchase, ownership and disposition of our Units. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to Unit Holders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. Unit Holders that hold our units as capital assets. A U.S. Unit Holder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the Fund or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. Unit Holders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our units as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our units as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisers with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of the Fund’s Units, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Fund intends to elect to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code. The election to be treated as a RIC will apply to the period from June 6, 2023 through December 31, 2023 and in subsequent years. For the periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Fund must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Fund (a) at least 50% of the value of the Fund’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Fund’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Fund’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Fund controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships (described in 3(b) above).

As a RIC, the Fund generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its Unit Holders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Fund intends to distribute to its Unit Holders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Fund must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Fund will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Fund in October, November or December with a record date in such a month and paid by the Fund during January of the following calendar year. Such distributions will be taxable to Unit Holders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Fund failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Fund would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its Unit Holders, and all distributions out of earnings and profits would be taxed to Unit Holders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate Unit Holders and (ii) for the dividends received deduction in the case of corporate Unit Holders. In addition, the Fund could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

The remainder of this discussion assumes that the Fund qualifies as a RIC for the period from June 6, 2023 through December 31, 2023 and each subsequent year.

Item 1A. Risk Factors.

Investing in the Fund’s Units involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Units. A prospective investor should consider, among other factors, the risk factors set forth below which are subject to or, if applicable, modified by the requirements and obligations described in the Subscription Agreement before making a decision to purchase Units. The risks below are not the only risks the Fund faces. Additional risks and uncertainties not presently known to the Fund or not presently deemed material by the Fund may also impair the Fund’s operations and performance. If any of the following events occur the Fund’s business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of the Fund’s Units could decline, and investors may lose all or part of their investment.

Risks Relating to an Investment in the Fund

Limited Operating History. The Fund operates as a non-diversified, closed-end management investment company has elected to be regulated as a BDC under the 1940 Act. The Fund has limited operating history as a private investment vehicle and limited operating history as a BDC. As a result, prospective investors have limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by the Adviser or its affiliates will be achieved for the Fund. Past performance should not be relied upon as an indication of future results. Moreover, the Fund is subject to all of the business risks and uncertainties associated with any inexperienced business, including the risk that it will not achieve its investment objectives and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Fund.

The Adviser and the portfolio managers have limited prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the portfolio managers in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, the Fund is required to meet certain source-of-income and asset diversification requirements. The Adviser’s and the portfolio managers’ limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund’s investment objective.

Risk of Failure to Achieve Investment Objective. The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Fund. There is also no guarantee that the Adviser will be able to source attractive investments for the Fund within a reasonable period of time. There can be no assurance that the Fund will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments. The Fund may not be able to achieve its investment objectives and investors may lose some or all of their invested capital. The failure by the Fund to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Fund and impair the Fund’s ability to achieve its investment objective.

Competition with Other Entities, Including Commercial Banks, Commercial Financing Companies, BDCs, Insurance Companies and Other Private Funds. Other entities compete with the Fund to make the types of investments that the Fund plans to make. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than the Fund will have and offer a wider array of financial services. There may be intense competition for investments of the type the Fund intends to make, and such competition may result in less favorable investment terms than might otherwise exist. The competitive pressures the Fund faces may have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

Risk of Dependence on Key Personnel of the Adviser. The Fund will depend on the diligence, skill, experience and network of business contacts of the Adviser’s portfolio management team. There can be no assurances that certain members of the team will continue to provide investment services to the Adviser. The loss of key personnel would limit the Fund’s ability to achieve its investment objectives and operate as anticipated.

Illiquid Investments and Restrictions on Withdrawal Our Units are illiquid investments for which there is not and will likely not be a secondary market. If we make repurchase offers, we will offer to repurchase Units at a price that is estimated by our internal valuation processes to be equal to our net asset value per unit, which may be lower than the price that you paid for our Units. As a result, to the extent asset prices have declined and to the extent you have the ability to sell your Units pursuant to our unit repurchase program, the price at which you may sell Units may be lower than the amount you paid in connection with the purchase of Units in the private offering.

Fund Investors have No Right to Control the Fund’s Operations. The Fund is managed exclusively by the Adviser. Fund investors will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Fund, or any other decisions regarding the Fund’s business and affairs, except for limited circumstances. Specifically, Fund investors will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Fund or receive any financial information issued directly by the portfolio companies that is available to the Adviser. Fund investors should expect to rely solely on the ability of the Adviser with respect to the Fund’s operations.

The Fund’s Assets are Subject to Recourse. The assets of the Fund, including any investments made by and any capital held by the Fund are available to satisfy all liabilities and other obligations of the Fund, as applicable. If the Fund becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Fund’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

No Assurance the Fund Will be Able to Obtain Leverage. The Fund will seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of its investment program. However, there can be no assurance that the Fund will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by the Fund at any time or in connection with any particular investment. If indebtedness is available to the Fund, there can be no assurance that such indebtedness will be available in the desired amount or on terms favorable to the Fund and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments or collateral, ability to borrow in currencies other than the U.S. dollar and Fund investor creditworthiness and composition. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Fund to fluctuate over the Fund’s life. Furthermore, the Fund may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by the Fund to leverage its investments may be collateralized by other assets of the Fund.

It is expected that the Fund will directly or indirectly incur indebtedness collateralized by the Fund’s assets. As a BDC, with certain limited exceptions, the Fund will only be permitted to borrow amounts such that the Fund’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If the Fund is unable to obtain and maintain the desired amount of borrowings on favorable terms, the Adviser may seek to realize the Fund’s investments earlier than originally expected.

No Assurance of the Availability of Leverage. The Fund is expected to utilize leverage, however, there can be no assurance that the Fund will be able to obtain indebtedness. If indebtedness is available, there can be no assurance that such indebtedness will be on terms favorable to the Fund and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Fund to fluctuate over its life. For example, if leverage is obtained later in the Fund’s life, the Fund may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If the Fund is unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, the Fund may determine not to make the investment or may invest a different proportion of its available capital in such investment. This may affect the ability of the Fund to make investments, could adversely affect the returns of the Fund and may impair its ability to achieve its investment objective. In addition, the lender may impose certain diversification or other requirements, and these restrictions are expected to impact the ability of the Fund to participate in certain investments or the amount of the Fund’s participation in certain investments.

Leverage Risk. The Fund will seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of its investment program, which leverage is expected to be secured by the Fund’s assets. The greater the total leverage of the Fund relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Fund uses leverage may have other significant consequences to Fund investors, including, the following: (i) greater fluctuations in the net assets of the Fund; (ii) use of cash flow (including Capital Contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that the Fund’s cash proceeds are required to meet principal payments, the Fund investors may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances the Fund may be required to harvest investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Fund receives from such harvests may be significantly diminished as compared to the Fund’s expected return on such investments; (v) limitation on the Fund’s flexibility to make distributions to Fund investors (vi) in the sale of assets that are pledged to secure the indebtedness; (vii) increased interest expense if interest rate levels were to increase significantly; (viii) during the term of any borrowing, the Fund’s returns may be materially reduced by increased costs attributable to regulatory changes; and (ix) banks and dealers that provide financing to the Fund may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. The cost associated with the use of leverage may not be recouped through investments or may significantly reduce the profitability of any investment. Certain types of loans require a fee payment irrespective if the credit facility is actually used and may require an annual fee to extend the facility. There can also be no assurance that the Fund will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. As a result, the Fund’s exposure to losses, including a potential loss of principal, as a result of which Fund investors could potentially lose all or a portion of their investments in the Fund, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that the Fund enters into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for the Fund.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred units that we may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our Unit Holders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are Independent Directors with no material interests in such transactions.

Although borrowings by the Fund have the potential to enhance overall returns, they will diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. In addition, borrowings by the Fund may be secured by the Unit Holders’ funded and unfunded capital commitments (including an assignment to the lender of the right to make capital calls, receive and apply capital contributions and enforce remedies and claims related thereto) as well as by the Fund’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

Obtaining a Rating from a Credit Rating Agency. The Fund may apply to a credit rating agency to rate the Fund and/or its assets in order to provide the Fund access to different sources of indebtedness or capital as well as to help meet the Fund’s risk/return objectives, its overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating, the credit rating agency may review and analyze the Fund’s counterparties, the Adviser (in its capacity as the Adviser and Administrator), the investments and expected investments of the Fund, the legal structure of the Fund, the historical and current Fund investors and Fund performance data. There can be no assurance that the Fund will apply for such a rating, that a credit rating agency will provide a rating or that such a rating will be beneficial to the Fund. In addition, when making investment decisions for the Fund (including establishing the Fund’s investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency’s rating of the Fund and tailor the Fund’s investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on the Fund, including its assets and its ability to acquire indebtedness.

Expedited Investment Decisions. Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to the Fund’s right of recourse against them in the event errors or omissions do occur.

Insurance Risk. The Adviser has purchased and expects to maintain an omnibus insurance policy or policies which includes coverage in respect of the Fund, the Adviser and their affiliates, as well as Other Clients (as defined below), including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and its affiliates, as applicable, for events unrelated to the Fund). The premiums for such shared insurance policies generally are borne by the Adviser and the clients covered by such policies, and such shared insurance policy or policies are expected to have an overall cap on coverage for all the insured parties thereunder. To the extent an insurable event results in claims in excess of such cap, the Fund may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Fund experiences an insurable loss after such event, the Fund’s receipts from such insurance policy may also be diminished. Insurance policies covering the Fund, the premiums of which are paid in whole or in part by the Fund, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Fund may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Fund and which ultimately may not result in a financial award. In addition, the Adviser may cause the Fund to purchase and maintain insurance coverage that provides coverage to the Fund, and certain indemnified persons, in which case, the premiums would be borne by the Fund.

While the Adviser expects to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors it deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require the Adviser to take into consideration facts and circumstances that are subjective in nature. It is unlikely that the Adviser will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Fund.

Indemnification Risk. The Fund is required to indemnify the Adviser, the members of the Board and each other person indemnified under the LLC Agreement of the Fund for liabilities incurred in connection with the LLC Agreement, the Advisory Agreement and the Fund’s activities, except in certain circumstances. So long as the Fund is regulated under the 1940 Act, the indemnification and limitation of liability is limited by the 1940 Act. The Fund will also indemnify certain service providers, including the Administrator and the Fund’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Fund investors. The indemnification obligation of the Fund would be payable from the assets of the Fund. The application of the indemnification and exculpation standards may result in Fund investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Fund may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

Portfolio Valuation Risk. The Adviser, subject to the oversight of the Board, determines the valuation of the Fund’s investments. It is expected that most of the Fund’s investments will not have readily available market quotations, which will require the Adviser to estimate, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Fund investors.

In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Fund may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Fund may rely on third-party valuation services to assist in determining the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation services may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. Additionally, the Fund may also choose to discontinue the use of any third-party valuation services at any time, which could create a conflict of interest and impair the third-party valuation service’s independence. An inaccurate valuation of an investment could have a substantial impact on the Fund.

Due Diligence Risk. When conducting due diligence and making an assessment regarding a potential investment, the Adviser will be required to rely on resources available to it, including internal sources of information as well as information provided by existing and potential obligors, any equity sponsor(s), lenders and other independent sources. The due diligence process may at times rely on limited or incomplete information.

The Adviser will select investments for the Fund in part on the basis of publicly available information filed with various government regulators or information made directly available to the Adviser. Although the Adviser will evaluate all such information and data and seek independent corroboration when it considers it appropriate and reasonably available, the Adviser may not be in a position to confirm the completeness, genuineness or accuracy of such information and data. The Adviser is dependent upon the integrity of the management of the entities filing such information and of such companies and third parties providing such information, as well as the financial reporting process in general. The value of an investment made by the Fund may be affected by fraud, misrepresentation or omission on the part of a company or any related parties to such company, or by other parties to the investment (or any related collateral and security arrangements). Such fraud, misrepresentation or omission may adversely affect the value of the investment and/or the value of the collateral underlying the investment in question and may adversely affect the Fund’s ability to enforce its contractual rights relating to that investment or the relevant obligor’s ability to repay the principal or interest on the investment.

In addition, the Adviser may rely upon independent consultants or experts in connection with its evaluation of proposed investments. There can be no assurance that these consultants or experts will accurately evaluate such investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis in order to make it possible for the Fund to take advantage of short-lived investment opportunities. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. In addition, the financial information available to the Adviser may not be accurate or provided based upon accepted accounting methods. Accordingly, the Adviser cannot guarantee that the due diligence investigation it carries out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity which may have a material adverse effect on the performance of the Fund.

Compliance with Applicable Law. Although the Adviser will seek for it and the Fund to comply with all U.S. federal, state and local lending regulations and to obtain all required licenses, there is no assurance that the Adviser or the Fund will be able to obtain all required licenses or always be compliant or that there will not be allegations of non-compliance even if the Adviser and the Fund were or are fully compliant. Any violation of applicable law or failure to comply with regulatory requirements could result in, among other things, revocation of required licenses or registrations, loss of approval status, termination of contracts without compensation, damages, fines, penalties, litigation costs, investigation costs and even restrictions on the ability of the Fund’s ability to conduct business.

Litigation Risk. The Adviser will act in good faith and use reasonable judgment in managing the Fund. It is impossible for the Adviser to foresee what allegations may be brought by a regulatory agency or a third party, and the Adviser will seek to avoid litigation, if, in the Adviser’s judgment, the circumstances warrant an alternative resolution. If an allegation is brought or litigation is commenced against the Fund, the Fund will incur legal fees and costs to respond to the allegations and to defend any resulting litigation, this could have an adverse effect on the Fund’s financial performance.

Possession of Material Non-Public Information, Limiting the Adviser’s Discretion. From time to time, the Adviser (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) and its affiliates receive material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers that the Adviser reviews or participates in, oftentimes unrelated to its management of the Fund. In such circumstances, the Fund may be prohibited, by law, contract or by virtue of the Adviser’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer. In order to prevent the portfolio managers of the Fund from receiving material, non-public information that may prevent them from being able to trade in investments in other accounts the portfolio managers manage, portfolio management personnel (including the portfolio managers, research analysts, and traders) may be subject to information barriers and prevented from accessing certain information regarding Fund investments to which investors are otherwise entitled, such as information about a borrower’s business prospects, financial situation and liquidity situation.

Systems and Operational Risks. The Fund depends on the Adviser and Administrator to develop and implement appropriate systems for the Fund’s activities. The Fund also relies heavily and on a regular basis on financial, accounting and other data processing systems to evaluate investments, to monitor its portfolio and capital, and to generate risk management and other reports that are critical to oversight of the Fund’s activities. In addition, the Fund relies on information systems to store sensitive information about the Fund, the Adviser, their affiliates and the Unit Holders. Certain of the Fund’s and the Adviser’s activities will be dependent upon systems operated by third parties, including custodians, market counterparties and other service providers, and the Fund and the Adviser may not be in a position to adequately verify the risks or reliability of such third-party systems. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to data or securities price data errors, mathematical or statistical errors, or computer system implementation errors or other errors, omissions, imperfections and malfunctions, including those caused by computer “worms,” viruses and power failures. Failures in the systems employed by the Adviser, administrators, custodians, counterparties, exchanges and similar clearance and settlement facilities and other parties could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Disruptions in the Fund’s operations or breach of the Fund’s information systems may cause the Fund to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory penalties or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on the Fund and the Unit Holders’ investment therein.

Reliance on Data; Data Errors. The Adviser is highly reliant on the gathering, cleaning, culling and analysis of large amounts of data from third-party and other external sources. It is not possible or practicable, however, to factor all relevant, available data into economic forecasts or trading decisions. The Adviser will use its discretion to determine what data to gather with respect to any investment and what subset of that data the research models take into account to produce forecasts that may have an impact on ultimate investment decisions. In addition, it is inevitable that not all desired or relevant data will be available to, or processed by, the Adviser at all times. In these cases, the Adviser may continue to generate forecasts and make investment decisions based on the data available to it. In addition, the Adviser may determine that certain available data, while potentially useful in generating forecasts or making investment decisions, is not cost effective to gather due to either the technology costs or third-party vendor costs and, in these cases, the Adviser will not utilize the subject data. Investors should be aware that there is no guarantee that the data actually utilized in making investment decisions will be the most accurate data available or even free of errors. Investors should assume that the foregoing limitation and risks associated with gathering, cleaning, culling and analysis of large amounts of data from third party and other external sources are an inherent part of investing with an adviser such as the Adviser.

Risk Evaluation Models. The Adviser may develop proprietary risk evaluation models that seek to estimate risk based on numerous factors. These models may, for a variety of reasons, fail to accurately predict risk level, and correlations among, strategies and investments, including because of scarcity of historical data with respect to certain strategies and investments, erroneous underlying assumptions, and estimates for certain data, or other defects in inputs and the models, or because future events may not necessarily follow historical norms. In and of themselves, these risk evaluation models do not manage or reduce risk and, at most, provide certain assistance to the Adviser when determining a course of action.

Public Disclosure Obligations. The Fund, the Adviser or their respective affiliates, service providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Fund and the Fund investors, including investments held directly or indirectly by the Fund and the names and level of beneficial ownership of certain of the Fund investors, to (i) regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Fund directly or indirectly invests, or (ii) any lenders, counterparty of, or service provider to, the Adviser or the Fund (and its subsidiaries). Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Fund, the Adviser or any of their affiliates, Service Providers (as defined below) or agents, may be prohibited from disclosing to any Fund investor that any such disclosure has been made.

Cybersecurity Risk. With the increased use of technologies such as the Internet and cloud computing to conduct business, the Fund is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents affecting the Fund’s or the Adviser’s service providers have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Fund’s ability to value its investments, impediments to trading, the inability of Unit Holders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. Similar adverse consequences could result from cyber incidents affecting counterparties with which the Fund engages in transactions, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions (including financial intermediaries and service providers) and other parties. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Fund’s service providers have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Fund cannot control the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund or its Unit Holders. The Fund and its Unit Holders could be negatively impacted as a result.

Technology Systems Risk. The Fund depends on the Adviser to develop and implement appropriate systems for its activities. The Fund may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Fund’s activities. In addition, certain of the Fund’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser may not always be in a position to verify the risks or reliability of such third-party systems. For example, the Fund and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Fund’s ability to monitor its investment portfolio and its risks. Any such defect or failure could cause the Fund to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

No Registration as an Investment Company. While the Fund is not registered as an investment company under the 1940 Act, it is subject to regulation as a BDC under the 1940 Act and is required to adhere to the provisions of the 1940 Act applicable to BDCs. The Units have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of the Fund’s Registration Statement or this Annual Report. Any representation to the contrary is a criminal offense.

Rights Against Third Parties, Including Third-Party Service Providers. The Fund is reliant on the performance of third-party service providers, including the Adviser (in its capacity as the Adviser and Administrator), auditors, legal advisers, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in the Fund’s Registration Statement. The Fund may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Fund. Each Fund investor’s contractual relationship in respect of its investment in Units of the Fund is with the Fund only and Fund investors are not in contractual privity with the Service Providers. Therefore, generally, no Fund investor will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, Fund investors must generally rely upon the Adviser to enforce the Fund’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, Fund investors may have limited rights to enforce the Fund’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the Fund investors. In addition, Fund investors will have no right to participate in the day-to-day operation of the Fund and decisions regarding the selection of Service Providers. Rather, the Adviser will select the Fund’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the Fund investors. The Fund investors must therefore rely on the ability of the Adviser to select and compensate Service Providers and to make investments and manage and dispose of investments.

Lack of Diversification Risk. The Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. To the extent that the Fund assumes large positions in the securities of a small number of issuers, its net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Fund may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Fund’s asset diversification requirements as a RIC under the Code, the Fund does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies. Although the Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, it maintains the flexibility to operate as a diversified investment company. To the extent that the Fund operates as a non-diversified investment company, it may be subject to greater risk.

The Fund does not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, the Fund may be more concentrated in an investment than originally anticipated. As a result, the Fund’s investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to the Fund and the aggregate returns realized by the Fund investors.

Consultation with Sourcing and Operating Partners Risk. In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Fund. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Fund or competitive with the Fund. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of the Adviser in a manner that conflicts with the interests of the Fund. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to the Adviser for any profits or income earned or derived from their activities or businesses or inform the Adviser of any business opportunity that may be appropriate for the Fund.

Timing of Realization of Investments. The Adviser, in its discretion, may seek to realize the Fund’s investments earlier than originally expected, which may be accomplished through one or more transactions, including transactions with another investment fund or account sponsored or managed by the Adviser or its affiliates, which will be for a price equal to the fair value of such investment. The value of a security in a transaction between the Fund and an account sponsored or managed by the Adviser or its affiliates, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation services. The Adviser may seek such realizations in order to support the Fund’s target risk/return profile with respect to the Fund’s unrealized investments, taking into account factors such as, but not limited to, the Fund’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

Risks Relating to the Use of Proceeds. While the Fund generally intends to make all distributions of net proceeds in accordance with “Use of Proceeds,” the amount and timing of distributions from the Fund to the Fund investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Fund (i) to be used to satisfy, or establish reserves for, the Fund’s current or anticipated obligations (including the Advisory Fee and any other expenses) or (ii) for reinvestment of the cost basis of an investment. Accordingly, there can be no assurance as to the timing and amount of distributions from the Fund.

Risk of Electronic Delivery of Certain Documents. Unit Holders will be deemed to consent to electronic delivery of: (i) certain closing documents such as the LLC Agreement and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Fund investors by the Fund, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Fund investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See Item 1A. Risk Factors – “Technology Systems Risk” and “Cybersecurity Risk” above.

Risks Relating to Handling of Mail. Mail addressed to the Fund and received at its registered office will be forwarded unopened to the forwarding address supplied by the Fund to be processed. None of the Fund, the Adviser or any of their directors, officers, advisers or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

General Credit Risks. The Fund may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Fund’s investments. In the event of foreclosure, the Fund or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Fund. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Fund. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Fund’s rights.

Volatility of Investment Prices. The prices of the Fund’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Fund’s returns.

Syndication and/or Transfer of Investments Risk. The Fund, directly or through the use of one or more subsidiary investment vehicles, may originate and/or purchase certain debt assets, including ancillary equity assets. The Fund may also purchase certain assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Fund may, in certain circumstances, originate or purchase such assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by the Adviser or any of its affiliates or to other third-party investment firms. In such instances, the Fund will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Fund will also bear the risk of any inability to syndicate or otherwise transfer such assets or such amount thereof as originally intended, which could result in the Fund owning a greater interest therein than anticipated.

Raising Additional Capital. The Fund may need additional capital to fund new investments and grow its portfolio of investments. Unfavorable economic conditions could increase the Fund’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Fund’s ability to grow. In addition, the Fund is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, to the extent Unit Holders do not participate in the DRIP, these earnings will not be available to fund new investments. An inability on the Fund’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

Counterparty Risks. To the extent that contracts for investment will be entered into between the Fund and a market counterparty as principal (and not as agent), the Fund is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Fund. The Fund may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Fund’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Fund’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Fund will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Fund is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Fund intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Fund will not sustain a loss on a transaction as a result.

Service Provider Risk. The Fund relies heavily on financial, accounting and other data processing systems developed by the Fund’s service providers. While the Adviser generally conducts a review of service providers engaged by the Fund prior to retaining such service providers pursuant to the Adviser’s policies, the Adviser may not be in a position to verify the risks or reliability of such service providers’ programs or systems and the Adviser’s review may fail to identify material issues and concerns related to the service provider in question.

The Adviser conducts appropriate due diligence on any outside vendor that provides products or services to the Adviser and its affiliates and enters into an appropriate contract in accordance with the Adviser’s policies and procedures, and any applicable third-party risk management frameworks. The Adviser’s relationships with outside vendors are managed so that appropriate controls and oversight are in place to protect Adviser’s interests, including safeguarding of private and confidential information regarding the Fund and the Adviser’s employees. Despite the Adviser’s best efforts, there can be no assurances that the Adviser will be able to identify and address all material risks related to vendors. Furthermore, the Fund may experience losses as a result of the failures or inadequate level of service by vendors.

Return of Distributions to Satisfy Unpaid Debts of the Fund. Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Fund to satisfy unpaid debts of the Fund that were in existence at the time the distributions were made.

Changes in the Fund’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval. The Fund’s Board has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Fund may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Fund also cannot be dissolved without prior investor approval. The Fund cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its stock. Nevertheless, the effects may adversely affect the Fund’s business and impact its ability to make distributions.

Changes to the Fund’s LLC Agreement Without Prior Investor Approval. Our Board may, without Unit Holder vote, subject to certain exceptions, amend or otherwise supplement the LLC Agreement by making an amendment, a supplemental thereto or an amended and restated LLC Agreement, including without limitation to classify the Board, to impose advance notice requirements for Director nominations or for Unit Holder proposals, to require super- majority approval of transactions with significant Unit Holder or other provisions that may be characterized as anti-takeover in nature.

Allocation of Investment Opportunities and Related Conflicts. The Fund generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Fund’s outstanding voting securities is an affiliate of the Fund for purposes of the 1940 Act, and the Fund generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of the Fund’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Directors and, in some cases, the SEC. If a person acquires more than 25% of the Fund’s voting securities, the Fund will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Fund’s ability to transact business with the Fund’s officers or Directors or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Fund and other funds managed by the Adviser or its affiliates. Most importantly, the Fund generally is prohibited from co-investing with certain other accounts or affiliates of the Adviser in Fidelity-originated loans and financings unless the Fund co-invests in accordance with the applicable regulatory guidance or an exemptive order it has received from the SEC permitting such co-investment activities. Accordingly, while the Adviser intends to allocate suitable opportunities among the Fund and other accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Fund. In particular, the decision by the Adviser to allocate an opportunity to one or more other accounts or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Fund to forgo an investment opportunity that it otherwise would have made. Similarly, the Fund generally may be limited in its ability to invest in an issuer in which another account or affiliate of the Adviser had previously invested. The Fund may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Fund has invested with other accounts or affiliates of the Adviser at times that the Fund may not consider advantageous.

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates. The Fund is permitted to co-invest alongside certain other accounts or other affiliates of the Adviser in accordance with the terms and conditions of the exemptive order.

Distributions Risk. The Fund intends to pay distributions at least quarterly to Unit Holders out of assets legally available for distribution. The Fund cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Fund is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Fund violates certain debt financing agreements, its ability to pay distributions to Unit Holders could be limited. All distributions will be paid at the discretion of the Fund’s Board and will depend on the Fund’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Fund pays to investors in a year may exceed the Fund’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Fund and the information about the specific tax characteristics of the Fund’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Fund’s net ordinary income or capital gains.

Repurchase Program Risk. Subject to market conditions and the approval of the Board, the Fund may from time to time offer to repurchase Units pursuant to written tenders by Unit Holders. The Fund has no obligation to offer to repurchase Units and each repurchase, if any, will only be made at such times in such amounts and on such terms as may be determined by the Fund, in its sole discretion. Unit Holders may not be able to sell their Units at all in the event the Fund does not offer to repurchase Units, absent a liquidity event. The Fund does not currently intend to undertake a liquidity event, and it is not obligated by its LLC Agreement or otherwise to effect a liquidity event at any time. If less than the full amount of Units requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Units being repurchased.

Timing of Repurchase May be Disadvantageous. In the event a Unit Holder chooses to participate in our unit repurchase program, the Unit Holder will be required to provide us with notice of intent to participate prior to knowing what the NAV per unit of the class of units being repurchased will be on the repurchase date. Although a Unit Holder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a Unit Holder seeks to sell units to us as part of our periodic unit repurchase program, the Unit Holder will be required to do so without knowledge of what the repurchase price of our units will be on the repurchase date.

Pandemics and Natural Disasters Risk. Widespread disease as well as other pandemics and epidemics, and natural or environmental disasters, such as earthquakes, droughts, fires, floods, hurricanes, tsunamis and climate-related phenomena generally, have been and can be highly disruptive to economies and markets, adversely impacting individual companies, sectors, industries, markets, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. Economies and financial markets throughout the world have become increasingly interconnected, which increases the likelihood that events or conditions in one region or country will adversely affect markets or issuers in other regions or countries, including the United States. Additionally, market disruptions may result in increased market volatility; regulatory trading halts; closure of domestic or foreign exchanges, markets, or governments; or market participants operating pursuant to business continuity plans for indeterminate periods of time. Further, market disruptions can (i) prevent the Fund from executing advantageous investment decisions in a timely manner, (ii) negatively impact the Fund’s ability to achieve its investment objective, as well as the operations of the Fund and the Adviser, and (iii) may exacerbate the risks discussed elsewhere in this Form 10-K, including political, social, and economic risks.

Risks Relating to the Fund’s Investments

Our investments may be risky and, subject to compliance with our 80% test and the 70% test for Qualifying Assets under the requirements for BDCs, there is no limit on the amount of any such investments in which we may invest.

Risks Associated with Portfolio Companies.

•
General Risks. A fundamental risk associated with the Fund’s investment strategy is that the companies in whose debt the Fund invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.
•
Highly Leveraged Portfolio Companies. Portfolio companies may be highly leveraged, and there is no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to stockholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the Fund’s investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Fund’s investment in such portfolio company could be significantly reduced or even eliminated.

•
Issuer/Borrower Fraud. Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Fund or its affiliates to perfect or effectuate a lien on the collateral securing the loan. The Fund or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable but cannot guarantee such accuracy or completeness.

•
Reliance on Company Management. The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management team. However, the Fund generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Fund to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Fund is subject to the risk that a borrower in which it invests may make business decisions with which the Fund disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Fund. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Fund to other entities that will be given a mandate to make certain investments consistent with the Fund’s investment objectives and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.
•
Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Fund invest could cause major environmental damage, which may result in significant financial distress to the Fund’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Fund (and the Fund investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Fund is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. See also “Item 1A. Risk Factors – Risk Arising from Provision of Managerial Assistance; Control Person Liability” below.
•
No Readily Determinable Valuation. The Fund expects that many of its Portfolio Investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures. This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Fund’s assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of Portfolio Investments will require significant management judgment or estimation. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund engages one or more independent valuation firms to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provided analyses to support their methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fund’s net asset value could be adversely affected if determinations regarding the fair value of the Fund’s investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the Advisory Fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.

•
Follow-On Investments in Portfolio Companies. Following an initial investment in a portfolio company, the Fund may make additional investments in that portfolio company as “follow-on” investments, in order to:
•
increase or maintain in whole or in part the Fund’s equity ownership percentage;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing;
•
attempt to preserve or enhance the value of the Fund’s investment; or
•
invest in various growth or merger and acquisition related initiatives.

The Fund may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

The Fund has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Fund’s initial investment, or may result in a missed opportunity for the Fund to increase its participation in a successful operation. Even if the Fund has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements or compliance with the requirements for maintenance of its RIC status.

•
Equity Interests in Portfolio Companies. The Fund does not generally intend to take controlling equity positions in the Fund’s portfolio companies. To the extent that the Fund does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Fund disagrees, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the lack of liquidity for the debt and equity investments that the Fund typically holds in portfolio companies, the Fund may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of its investments.
•
Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Fund holds and the value of any equity securities the Fund owns. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
•
Third Party Litigation. The Fund’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Fund exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct or gross negligence by the Adviser, be borne by the Fund (to the extent not borne by the portfolio companies) and would reduce net assets or could require Fund investors to return to the Fund distributed capital and earnings. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.
•
Nature of Investments Risk. The Adviser will have broad discretion in making investments for the Fund. There can be no assurance that the Adviser will correctly evaluate the nature or magnitude of the various factors that could affect the value of and return on the Fund’s investments. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Fund’s activities and the value of its investments. These factors and others may significantly affect the results of the Fund’s activities and the value of its investments.

Provision of Managerial Assistance and Control Person Liability. The Fund may obtain rights to participate in the governance of certain of the Fund’s portfolio companies. In such instances, the Fund typically could designate board members to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose the assets of the Fund to claims by a portfolio company, its security holders and its creditors, including claims that the Fund is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the Fund might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Fund if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Fund to claims that it has interfered in management to the detriment of a portfolio company. While the Adviser intends to operate the Fund in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Fund and the Fund investors.

Adverse Developments in the Debt Capital Markets. Recent market and economic conditions have been unprecedented and challenging. Continued concerns about the systemic impact of inflation, energy costs, the pandemic, geopolitical issues, the availability and cost of credit, sovereign debt levels, the mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels. The factors described above have led to an overall reduction in liquidity in the debt capital markets, including sources of liquidity that the Fund may wish to utilize. Such conditions could reduce the availability of leverage to the Fund, its investments, and potential purchasers of the Fund’s investments or make such leverage more expensive to obtain, thereby adversely affecting the performance of the Fund.

Market Risk. The success of the Fund’s activities will be affected by general economic and market conditions, such as interest rates, inflation rates, industry conditions, competition, technological developments, tax laws, availability of credit, economic uncertainty, changes in laws (including laws relating to taxation of the Fund’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect, among other things, the level and volatility of securities’ prices, the liquidity of the Fund’s investments and the availability of certain securities and investments. Volatility or illiquidity could impair the Fund’s profitability or result in losses. The Fund may maintain substantial trading positions that can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Global markets have recently experienced unprecedented volatility and losses. The effects thereof are continuing and there can be no assurance that the Fund will not be materially adversely affected. Furthermore, none of these conditions is within the control of the Adviser.

Temporary Investments; Use of Cash and Cash Equivalents Risk. Pending investment in other types of Qualifying Assets (including directly originated loans and broadly syndicated loans, as described herein), the Fund’s investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be Qualifying Assets. Generally, these securities offer less potential for gains than other types of securities.

Exposure to Foreign Markets Risk. While the Fund does not expect to invest in securities of issuers located in foreign markets as a principal investment strategy, it may invest in such securities if the Adviser believes it is advantageous to do so. Foreign securities, foreign currencies, and securities issued by U.S. entities with substantial foreign operations may involve significant risks in addition to the risks inherent in U.S. investments. Investments in securities and instruments in emerging and developing markets could involve substantial risks not typically associated with investing in more established markets, including, without limitation, those set forth below under “Non-U.S. Securities.”

Foreign investments involve risks relating to local political, economic, regulatory, or social instability, military action or unrest, or adverse diplomatic developments, and may be affected by actions of foreign governments adverse to the interests of U.S. investors. Such actions may include expropriation or nationalization of assets, confiscatory taxation, restrictions on U.S. investment or on the ability to repatriate assets or convert currency into U.S. dollars, or other government intervention. From time to time, the Adviser and/or its affiliates may determine that, as a result of regulatory requirements that may apply to it and/or its affiliates due to investments in a particular country, investments in the securities of issuers domiciled or listed on trading markets in that country above certain thresholds (which may apply at the account level or in the aggregate across all accounts managed by the Adviser and/or its affiliates) may be impractical or undesirable. In such instances, the Adviser may limit or exclude investment in a particular issuer, and investment flexibility may be restricted. Additionally, governmental issuers of foreign debt securities may be unwilling to pay interest and repay principal when due and may require that the conditions for payment be renegotiated. There is no assurance that the Adviser will be able to anticipate these potential events or counter their effects. In addition, the value of securities denominated in foreign currencies and of dividends and interest paid with respect to such securities will fluctuate based on the relative strength of the U.S. dollar.

Foreign security trading, settlement and custodial practices (including those involving securities settlement where fund assets may be released prior to receipt of payment) are often less developed than those in U.S. markets and may result in increased investment or valuation risk or substantial delays in the event of a failed trade or the insolvency of, or breach of duty by, a foreign broker-dealer, securities depository, or foreign sub-custodian. In addition, the costs associated with foreign investments, including withholding taxes, brokerage commissions, and custodial costs, are generally higher than with U.S. investments.

Foreign markets may offer less protection to investors than U.S. markets and tend to be less regulated. Foreign issuers are generally not bound by uniform accounting, auditing, and financial reporting requirements and standards of practice comparable to those applicable to U.S. issuers. Adequate public information on foreign issuers may not be available, and it may be difficult to secure dividends and information regarding corporate actions on a timely basis. In general, there is less overall governmental supervision and regulation of securities exchanges, brokers, and listed companies than in the United States. Regulatory enforcement may be influenced by economic or political concerns, and investors may have difficulty enforcing their legal rights in foreign countries.

Some foreign securities impose restrictions on transfer within the United States or to U.S. persons. Although securities subject to such transfer restrictions may be marketable abroad, they may be less liquid than foreign securities of the same class that are not subject to such restrictions.

The risks of foreign investing may be magnified for investments in emerging markets. Security prices in emerging markets can be significantly more volatile than those in more developed markets, reflecting the greater uncertainties of investing in less established markets and economies. In particular, countries with emerging markets may have relatively unstable governments, may present the risks of nationalization of businesses, restrictions on foreign ownership and prohibitions on the repatriation of assets, and may have less protection of property rights than more developed countries. The economies of countries with emerging markets may be based on only a few industries, may be highly vulnerable to changes in local or global trade conditions, and may suffer from extreme and volatile debt burdens or inflation rates. Local securities markets may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of holdings difficult or impossible at times.

Credit Risk. Performance may be affected by the default or perceived credit impairment of the Fund’s investments and by general or sector specific credit spread widening. Credit risks associated with the Fund’s investments include (among others): (i) the possibility that earnings of the obligor may be insufficient to meet its debt service obligations; (ii) the obligor’s assets declining in value; and (iii) the declining creditworthiness, default and potential for insolvency of the obligor during periods of rising interest rates and economic downturn. An economic downturn and/or rising interest rates could severely disrupt the market for the investments and adversely affect the value of the Fund’s investments and the ability of the obligors thereof to repay principal and interest. In turn, this could have a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Units. In the event of a default by a borrower, the Fund will bear a risk of loss of principal and accrued interest on that investment. Any such investment may become defaulted for a variety of reasons, including non-payment of principal or interest, as well as breaches of contractual covenants. A defaulted investment may become subject to workout negotiations or may be restructured by, for example, reducing the interest rate, a write-down of the principal, and/or changes to its terms and conditions. Any such process may be extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on the defaulted investments. In addition, significant costs might be imposed on the lender, further affecting the value of the investment. The liquidity in such defaulted investment may also be limited and, where a defaulted investment is sold, it is unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest owed on that investment. This would have a material adverse effect on the value of the Fund’s portfolio, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Units. In the case of secured loans, restructuring can be an expensive and lengthy process which could have a material negative effect on the Fund’s anticipated return on the restructured loan. By way of example, it would not be unusual for any costs of enforcement to be paid out in full before the repayment of interest and principal. This would substantially reduce the Fund’s anticipated return on the restructured loan.

Insolvency of Issuers, Counterparties, and Intermediaries. Issuers of securities held by the Fund or counterparties to Fund transactions that become insolvent or declare bankruptcy can pose special investment risks. In each circumstance, risk of loss, valuation uncertainty, increased illiquidity, and other unpredictable occurrences may negatively impact an investment. Each of these risks may be amplified in foreign markets, where security trading, settlement, and custodial practices can be less developed than those in the U.S. markets, and bankruptcy laws differ from those of the U.S.

Forming CLOs Risk. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to Unit Holders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the units.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to Unit Holders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The collateral manager for a CLO that we create may be the Fund, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as collateral manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our Unit Holders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Fund serves as collateral manager, the Fund will receive no fees for providing such collateral management services.

Non-Recourse Obligations Risk. The Fund may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, the Fund, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

Covenant-Lite Loans Risk. Although the Fund generally expects the transaction documentation of some portion of the Fund’s investments to include covenants and other structural protections, a portion of the Fund’s investments may be composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Fund to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Fund’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

Debt Guaranteed by a Subsidiary of the Issuer Risk. The Fund may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Fund may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over the claims of the Fund under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Fund would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct the Fund to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

Loans with Limited Amortization Requirements Risk. The Fund may invest in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Fund when they come due at their final stated maturity.

Risks Related to Changes in Interest Rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the ability of the Fund to control or to forecast. Debt securities have varying levels of sensitivity to changes in interest rates. When the Fund chooses to borrow money to make investments, the Fund’s net investment income will depend, in part, upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invest those funds. As a result, the Fund can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income in the event the Fund uses debt to finance its investments. In periods of rising interest rates, the Fund’s cost of funds would increase, which could reduce its net investment income. The Fund may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to the Fund’s debt investments.

Credit Markets Risk. Conditions in the credit markets may have a significant impact on the business of the Fund. The credit markets in the United States have experienced a variety of difficulties and changed economic conditions in recent years that have adversely affected the performance and market value of many securities and financial instruments. There can be no assurance that the Fund will not suffer material adverse effects from broad and rapid changes in market conditions in the future. Among other things, the level of investment opportunities may decline from the Adviser’s current expectations. As a result, fewer investment opportunities may be available to the Fund, although if credit markets remain constrained, the Fund may have the opportunity to take larger positions in potential transactions. One possible consequence is that the Fund may take a larger than anticipated period to invest capital, as a result of which, at least for some period of time, the Fund may be relatively concentrated in a limited number of investments. Consequently, during this period, the returns realized by the Unit Holders may be substantially adversely affected by the unfavorable performance of a small number of these investments.

Furthermore, market conditions may unfavorably impact the Fund’s ability to secure leverage on terms as favorable as more established borrowers in the market, or to obtain any leverage on commercially feasible terms. To the extent the Fund is able to secure financing for investments, increases in interest rates or in the risk spread demanded by financing sources would make the partial financing of investments with indebtedness more expensive and could limit the Fund’s ability to structure and consummate its investments. Although the Adviser believes that the continued unfolding of the credit cycle will result in attractive investment opportunities, it may not be able to time its investments correctly, which could result in further depreciation in values. Furthermore, market conditions could deteriorate further, and the Fund may be limited in its ability to realize investments already made by the Fund due to difficulties in buyers’ ability to obtain financing on favorable terms, or to secure financing at all.

Prepayment Risks. The terms of loans in which the Fund invests may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Fund earlier than expected. This may happen when there is a decline in interest rates, an improvement in the credit market conditions, or the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Fund’s investments may be affected by the rate of prepayments differing from the Adviser’s expectations. To the extent early prepayments increase, they may have a material adverse effect on the Fund’s investment objective and profits. In addition, if the Fund is unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by the Fund will decline as compared to the Adviser’s expectations.

Convertible Securities Risk. The Fund may invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Fund. The debt characteristic of convertible securities also exposes the Fund to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Fund is called for redemption, the Fund will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Fund’s ability to achieve its investment objective. The Fund’s exposure to these risks may be unhedged or only partially hedged.

Structured Credit Instruments Risk. The Fund may invest in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Fund seeks to sell its interest in a structured security.

Derivative Investments Risk. The Fund may invest in derivative instruments or “derivatives” that include swaps, futures, options, structured securities and other instruments and contracts that are derived from, or the value of which is related to, one or more underlying securities, financial benchmarks, currencies or indices. Derivatives allow an investor to hedge or speculate upon the price movements of a particular security, financial benchmark currency or index at a fraction of the cost of investing in the underlying asset. The value of a derivative depends largely upon price movements in the underlying asset. Therefore, many of the risks applicable to trading the underlying asset are also applicable to derivatives of such asset. However, there are a number of other risks associated with derivatives trading. For example, because many derivatives are leveraged, and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may expose the Fund to the possibility of a loss exceeding the original amount invested. Derivatives may also expose investors to liquidity risk, as there may not be a liquid market within which to close or dispose of outstanding derivatives contracts.

All derivative instruments involve risks that are in addition to, and potentially greater than the risks of investing directly in securities and other more traditional assets, including:

•
Management Risks. Derivative products are specialized instruments that require investment techniques and risk analyses different from those associated with equities and fixed income securities. The use of a derivative requires an understanding not only of the underlying instrument but also of the derivative itself. In particular, the use and complexity of derivatives require the maintenance of adequate controls to monitor the transactions entered into and the ability to assess the risk that a derivative adds to the Fund’s portfolio.
•
Counterparty Risks. This is the risk that a loss may be sustained by the Fund as a result of the failure of the other party to a derivative (usually referred to as a “counterparty”) to comply with the terms of the derivative contract. The credit risk for exchange-traded derivatives is generally less than for over-the-counter (“OTC”) derivatives, since the clearinghouse, which is the issuer or counterparty to each exchange-traded or cleared derivative transaction is the counterparty to the derivative transaction. The Fund may post or receive collateral related to changes in the market value of a derivative. The Fund also may invest in derivatives that (i) do not require the counterparty to post collateral, (ii) require collateral but that do not provide for the Fund’s security interest in it to be perfected, (iii) require significant upfront deposits unrelated to the derivatives’ intrinsic value, or (iv) do not require that collateral be regularly marked-to-market. When a counterparty’s obligations are not fully secured by collateral, the Fund runs the risk of having limited recourse if the counterparty defaults.
•
Documentation Risks. Many derivative instruments also have documentation risk. Because the contract for each OTC derivative transaction is individually negotiated, the counterparty may interpret contractual terms (e.g., the definition of default) differently than the Fund, and if it does, the Fund may decide not to pursue its claims against the counterparty to avoid incurring the cost and unpredictability of legal proceedings. The Fund, therefore, may be unable to obtain payments the Adviser believes are owed to the Fund under derivative instruments or those payments may be delayed or made only after the Fund has incurred the costs of litigation.
•
Liquidity Risks. If a derivative transaction is particularly large or if the relevant market is illiquid (as is the case with many OTC derivatives), it may not be possible to initiate a transaction or liquidate a position at an advantageous price. Less liquid derivative instruments also may fall more in price than other securities during market falls. During periods of market disruptions, the Fund may have a greater need for cash to provide collateral for large swings in the mark-to-market obligations arising under the derivative instruments used by the Fund. These risks may be further exacerbated by requirements under rules issued pursuant to recently enacted financial reform legislation.
•
Leverage Risks. Because many derivatives have a leverage component (i.e., a notional value in excess of the assets needed to establish or maintain the derivative position), adverse changes in the value or level of the underlying asset, rate or index can result in a loss substantially greater than the amount invested in the derivative itself. Certain derivatives have the potential for unlimited loss, regardless of the size of the initial investment.
•
Tax Uncertainties. The taxation of derivatives, including credit default swaps, and other transactions in which the Fund may participate, is subject to uncertainties. Such transactions may become subject to new laws and regulations, possibly with retroactive effect, as well as differing interpretations of existing law and regulations by the relevant taxing authorities. There can be no assurance that such changes in law or interpretation will not have a material adverse effect on the Fund.
•
Other Risks. Other risks in using derivatives include the risk of mispricing or incorrect valuation of derivatives. Many derivatives, in particular OTC derivatives, are complex and their valuation often requires modeling and judgment, which increases the risk of mispricing or incorrect valuation. The pricing models used may not produce valuations that are consistent with the values the Fund realizes when it closes or sells an OTC derivative. Valuation risk is more pronounced when the Fund enters into OTC derivatives with specialized terms because the market value of those derivatives in some cases is determined in part by reference to similar derivatives with more standardized terms. Incorrect valuations may result in increased cash payment requirements to counterparties, over- and/or under- collateralization, and/or errors in calculation of the Fund’s net asset value.

The Fund’s use of derivatives may not be effective or have the desired result. Derivatives involve the risk that changes in their value may not move as expected relative to the value of the assets, rates or indices they are designed to track. The risk may be more pronounced when outstanding notional amounts in the market exceed the amounts of the referenced assets. For example, the Fund’s use of reverse repurchase agreements subjects it to interest costs based on the difference between the sale and repurchase price of the securities involved. Derivatives are also subject to currency and other risks. Moreover, suitable derivatives may not be available in all circumstances. For example, the economic costs of taking some derivatives positions may be prohibitive. In addition, the Adviser may decide not to use derivatives to hedge or otherwise reduce the Fund’s risk exposures, potentially resulting in losses for the Fund.

Counterparties to derivatives contracts may have the right to terminate such contracts if the Fund’s net asset value declines below a certain level over a specified period of time. The exercise of such a right by the counterparty could have a material adverse effect on the Fund’s operations.

In late October 2020, the SEC adopted Rule 18f-4 related to the use of derivatives and certain other transactions that rescinded and withdrew the guidance of the SEC and the SEC staff regarding asset segregation and coverage. Under Rule 18f-4, the Fund must trade derivatives and other transactions that potentially create senior securities (except reverse repurchase agreements) subject to a value-at-risk (“VaR”) leverage limit, certain other testing and derivatives risk management program requirements and requirements related to board reporting. These requirements apply unless the Fund qualifies as a “limited derivatives user," as defined in Rule 18f-4. Reverse repurchase agreements needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratio (unless the fund determines to treat such agreements and transactions as derivatives for all purposes under the rule). Reverse repurchase agreements are not included in the calculation of whether the Fund is a limited derivatives user (unless the Fund determines to treat such agreements and transactions as derivatives for all purposes under the rule), but if the Fund is subject to the VaR testing, reverse repurchase agreements and similar financing transactions are included for purposes of such testing. These requirements may limit the Fund’s ability to use derivatives and reverse repurchase agreements and similar financing transactions as part of the Fund’s investment strategies. These requirements may increase the cost of the Fund’s investments and cost of doing business, which could adversely affect investors.

Illiquidity of Fund Investments Risk. The market value of the Fund’s investments will fluctuate with, among other things, changes in market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets and the financial condition of the issuers of the Fund’s investments. In addition, the lack of an established, liquid secondary market for some investments may have an adverse effect on the market value of those investments and on the Adviser’s ability to dispose of them. Therefore, no assurance can be given that, if the Adviser decides to dispose of a particular investment, it will be able to dispose of such investment at the prevailing market price.

Default Risk. Defaults by the Fund’s investments will harm the Fund’s operating results. An investment’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize an investment’s ability to meet its obligations under the debt or equity securities that the Fund holds. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting investment.

Distressed and Highly Leveraged Companies Risk. The Fund may make investments in restructurings that involve, or otherwise invest in the debt securities of, investments that are experiencing, or are expected to experience, severe financial difficulties. These severe financial difficulties may never be overcome and may cause such investments to become subject to bankruptcy proceedings. As such, these investments could subject the Fund to certain additional potential liabilities that may exceed the value of the Fund’s original investment. Under certain circumstances, payments to the Fund may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or a similar transaction under the applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.

The Fund may also invest in highly leveraged companies. Investment in leveraged companies involves a number of significant risks. Leveraged companies in which the Fund invests may have limited financial resources and may be unable to meet their obligations under their debt securities that the Fund holds. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund’s realizing any guarantees that the Fund may have obtained in connection with the Fund’s investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Bankruptcy Proceedings Risk. The Fund may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings. Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, the Fund’s influence with respect to the class of securities or other obligations the Fund owns may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Depending on the facts and circumstances of the Fund’s investments and the extent of the Fund’s involvement in the management of an investment, upon the bankruptcy of an investment, a bankruptcy court may recharacterize the Fund’s debt investments as equity interests and subordinate all or a portion of the Fund’s claim to that of other creditors. This could occur even though the Fund may have structured the Fund’s investment as senior debt.

Exit Financing Risk. The Fund may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Fund could experience a loss.

Bankruptcy Involving Non-U.S. Companies Risk. Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks. Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

Investments in Special Situations Risk. The Fund’s investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to the Fund.

Creditors’ Committee and/or Board Participation Risk. In connection with some of the investments, the Fund may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Fund from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Fund will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Fund, it may resign from that committee or group, and the Fund may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes the Fund or the Adviser to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Fund may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject the Fund to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor. The Fund will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. The Fund will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

High Yield Securities Risk. The Fund may make significant investments in “high yield” debt and preferred securities which are rated lower than investment grade by the various credit rating agencies (or in comparable non-rated securities as determined by the Adviser). Securities that are rated lower than investment grade are subject to greater risk of loss of principal and interest than higher-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated securities, the yields and prices of such securities may tend to fluctuate more than those for higher-rated securities. The market for lower-rated securities is thinner and less active than that for higher-rated securities, which can adversely affect the prices at which these securities can be sold. In addition, adverse publicity and investor perceptions about lower-rated securities, whether or not based on fundamental analysis, may be a contributing factor in a decrease in the value and liquidity of such lower-rated securities.

The Fund may invest in debt of issuers that have defaulted or are anticipated to default. Issuers in this situation frequently resort to bankruptcy and other litigation to effect debt restructuring on attractive terms. Such actions may require the Fund to spend material amounts on legal and other litigation costs. During such litigation the Fund may not be able to affect the operation and management of the real estate collateral, and its value may suffer as a result of loss of tenants, failure to make capital improvements or undertake required maintenance. Bankruptcy and other insolvency proceedings are highly complex and may result in undesirable outcomes, such as the return of payments characterized as a “preference,” the invalidation of debt as a result of a deemed fraudulent conveyance and the recharacterization or equitable subordination of debt. There can be no assurance that the Fund will obtain favorable results in bankruptcy or insolvency proceedings.

Securities that are rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by S&P Global Ratings are often referred to in the financial press as “junk bonds” and may include securities of issuers in default. “Junk bonds” are considered by the rating agencies to be predominately speculative and may involve major risk exposures such as: (i) vulnerability to economic downturns and changes in interest rates; (ii) sensitivity to adverse economic changes and corporate developments; (iii) redemption or call provisions which may be exercised at inopportune times; and (iv) difficulty in accurately valuing or disposing of such securities.

Investment in Private and Middle-Market Investments Risk. The Fund will make investments in private and middle-market companies, which involve a number of significant risks. Generally, little public information exists about these companies, and the Fund relies on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Fund may lose money on the Fund’s investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that the Fund holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund’s realizing any guarantees the Fund may have obtained in connection with the Fund’s investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the Fund’s investment and, in turn, on the Fund. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Fund’s executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Fund’s investments.

Senior Debt Risk. The Fund’s investments may incur debt that ranks equally with, or senior to, the Fund’s investments in such companies and such investments may not generate sufficient cash flow to service their debt obligations to the Fund. The Fund may invest a portion of the Fund’s capital in second lien and subordinated loans issued by the Fund’s investments. The Fund’s investments may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which the Fund invests. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If the Fund makes a subordinated investment in an investment, the investment may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which the Fund is entitled to receive payments in respect of the securities in which the Fund invests. These debt instruments would usually prohibit the investments from paying interest on or repaying the Fund’s investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an investment, holders of securities ranking senior to the Fund’s investment in that investment would typically be entitled to receive payment in full before the Fund receives any distribution in respect of the Fund’s investment. After repaying senior creditors, the investment may not have any remaining assets to use for repaying its obligation to the Fund where the Fund is a junior creditor. In the case of debt ranking equally with debt securities in which the Fund invests, the Fund would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investment.

Additionally, certain loans that the Fund makes to companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the investment’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the investment under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before the Fund. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. The Fund can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the investment’s remaining assets, if any.

The Fund may make unsecured loans, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on an investment’s collateral, if any, will secure the investment’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the investment under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before the Fund. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. The Fund can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy the Fund’s unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the Fund’s unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the investment’s remaining assets, if any.

The rights the Fund may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, the Fund makes to the Fund’s investments may also be limited pursuant to the terms of one or more intercreditor agreements that the Fund enters into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
releases of liens on the collateral; and
•
waivers of past defaults under collateral documents.

The Fund may not have the ability to control or direct such actions, even if the Fund’s rights as junior lenders are adversely affected.

Revolver, Delayed-Draw and Line of Credit Investments Risk. The Fund is expected to, from time to time, incur contingent liabilities in connection with an investment. For example, the Fund expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Fund would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Fund may never fund the investment (in full or in part), which may result in the Fund not fully deploying its capital. There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated by the Adviser into separate investments, with certain investors (which may or may not include the Fund) participating in the initial drawdowns and other investors (which may or may not include the Fund) participating in the later drawdowns. In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Fund) will be obligated in any event to fund such later funding obligations. In certain cases, the Fund may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit. As a result, the Fund may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan. Where the Fund and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Fund and the other investors as the interests of the Fund and the other investors may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Fund may not be aligned with other participating investors. There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

Investments in Portfolio Companies in Regulated Industries Risk. Certain industries are heavily regulated. The Fund may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Fund, which could adversely affect the Fund’s ability to implement its investment objective.

Original Issue Discount and Payment-In-Kind Interest Risks. The Fund’s investments may include investments with OID or payment-in-kind ("PIK") interest features. To the extent the accretion of original issue discount or PIK income constitutes a portion of the Fund’s income, the Fund will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on investments with PIK interest features reflect the payment deferral and increased credit risk associated with these instruments, and investments with PIK interest features generally represent a significantly higher credit risk than coupon loans;

•
investments with OID and PIK interest features may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such investments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base Advisory Fee;
•
market prices of investments with PIK interest features and other zero-coupon instruments are affected to a greater extent by interest rate changes and may be more volatile than instruments that pay interest periodically in cash. While investments with PIK interest features are usually less volatile than zero coupon debt instruments, investments with PIK interest features are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to Unit Holders in order to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Lack of Liquidity Risk. The lack of liquidity in the Fund’s investments may adversely affect the Fund’s business. The Fund may invest in companies that are experiencing financial difficulties, which difficulties may never be overcome. The Fund’s investments will be illiquid in most cases, and the Fund can offer no assurance that the Fund will be able to realize on such investments in a timely manner. A substantial portion of the Fund’s investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for the Fund to sell such investments if the need arises. In addition, if the Fund is required to liquidate all or a portion of the Fund’s portfolio quickly, the Fund may realize significantly less than the value at which the Fund has previously recorded the Fund’s investments. The Fund may also face other restrictions on the Fund’s ability to liquidate an investment in an investment to the extent that the Adviser or any of its affiliates have material nonpublic information regarding such investment.

In addition, the Fund generally expects to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. The Fund will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.

Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by the Fund. It is generally expected that the Fund will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. The Fund’s investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, the Fund likely will be limited in the Fund’s ability to sell investments because the Adviser may have material, non-public information regarding the issuers of such loans or investments or as a result of other policies of the Adviser. This limited ability to sell investments could materially adversely affect the Fund’s investment results. As a result, the Fund’s exposure to losses, including a potential loss of principal, as a result of which the Unit Holder could potentially lose all or a portion of the Unit Holder’s investment in the Fund, may be increased due to the illiquidity of the Fund’s investments generally.

In certain cases, the Fund may also be prohibited by contract from selling its investments for a period of time or otherwise be restricted from disposing of the Fund’s investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. The Fund may exit some investments through distributions in kind to the Unit Holders, after which the Unit Holder will still bear the risks associated with holding the securities and must make the Unit Holder’s own disposition decisions.

Given the nature of the investments contemplated by the Fund, there is a material risk that the Fund will be unable to realize the Fund’s investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the investment, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

In connection with the disposition of an investment, the Fund may be required to make representations about the business and financial affairs of the investment or may be responsible for the contents of disclosure documents under applicable securities laws. The Fund may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which the Fund may establish reserves or escrows. However, the Fund can offer no assurance that the Fund will adequately reserve for the Fund’s contingent liabilities and that such liabilities will not have an adverse effect on the Fund. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from the Fund’s other investments.

Inability of Investments to Repay or Refinance Outstanding Principal. The Fund’s prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for the portfolio companies to make periodic payments on their loans. The portfolio companies in which the Fund expects to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the investments to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that the Fund’s portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with the Fund. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

Publicly Traded Securities Risk. The Fund may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include the Adviser personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Fund may be unable to obtain financial covenants or other contractual rights that the Fund might otherwise be able to obtain in making privately-negotiated investments. Moreover, the Fund may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, the Fund may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because the Adviser may have material, non-public information regarding the issuers of those securities or as a result of other the Adviser policies. Accordingly, there can be no assurance that the Fund will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Fund.

Equity Investments Risk. When the Fund invests in senior, unitranche, second lien and subordinated loans, the Fund may acquire warrants or other equity securities of investments as well. The Fund may also invest in equity securities directly. To the extent the Fund holds equity investments, the Fund will seek to dispose of them and realize gains upon the Fund’s disposition of them. However, the equity interests the Fund receives may not appreciate in value and may decline in value. As a result, the Fund may not be able to realize gains from its equity interests, and any gains that the Fund does realize on the disposition of any equity interests may not be sufficient to offset any other losses the Fund experiences.

Risk of No Controlling Equity Interests. Because the Fund generally does not hold controlling equity interests in the Fund’s investments, the Fund may not be able to exercise control over the Fund’s investments or to prevent decisions by management of the Fund’s investments that could decrease the value of the Fund’s investments. To the extent that the Fund does not hold controlling equity interests, the Fund will have a limited ability to protect the Fund’s position in such investments.

Minority Investments and Joint Ventures Risk. The Fund may make minority equity investments in entities in which the Fund does not control the business or affairs of such entities. In addition, the Fund intends to co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share the Advisory Fee and/or other forms of compensation with such parties. The Adviser expects that in some cases the Fund will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Fund. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

Cooperation among joint venture partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture or other business in which the Fund is involved. In particular, a joint venture partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Fund, and the Fund may not be in a position to limit or otherwise protect the value of one or more of the Fund’s investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. In addition, the Fund may in certain circumstances be liable for actions of its joint venture partners.

In certain cases, conflicts of interest may arise between the Fund and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Fund will cause the joint venture to be managed in a manner that is favorable to the Fund. In addition, it is anticipated that the Fund could be invested in debt instruments issued by a joint venture entity while one or more Other Clients managed by the Adviser will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

Non-U.S. Securities Risk. The Fund may invest in securities and instruments of non-U.S. issuers. See “Exposure to Foreign Markets Risk” above. The Fund’s investments in securities and instruments in non-U.S. markets involve substantial risks often not typically associated with investing in U.S. securities. Investments in non-U.S. securities may be adversely affected by changes in currency rates or exchange control regulations, changes in governmental administration or economic or monetary policy (in the United States and abroad) or changed circumstances in dealings between nations. Changes in foreign currency exchange rates relative to the U.S. dollar will affect the U.S. dollar value of the Fund’s assets denominated in that currency and thereby will have an impact upon the Fund’s total return on such assets. The Fund may utilize options and forward contracts to hedge against currency fluctuations, but there can be no assurance that such hedging transactions will be effective.

Investments in non-U.S. securities will also be subject to risks relating to political and economic developments abroad, including the possibility of expropriations or confiscatory taxation, limitations on the use or transfer of the Fund’s assets and the effects of foreign social, economic or political instability. Non-U.S. companies are not subject to the regulatory requirements of U.S. companies and, as such, there may be less publicly available information about such companies. Moreover, non-U.S. companies are not subject to uniform accounting, auditing and financial reporting standards and requirements comparable to those applicable to U.S. companies.

Securities of non-U.S. issuers may be less liquid than comparable securities of U.S. issuers and, as such, their price changes may be more volatile. Furthermore, foreign exchanges and broker-dealers are generally subject to less government and exchange scrutiny and regulation than their American counterparts. Brokerage commissions, dealer concessions and other transaction costs may be higher on foreign markets than in the U.S. In addition, differences in clearance and settlement procedures on foreign markets may occasionally lead to delays in settlements of the Fund’s trades effected in such markets.

Repatriation of investment income, capital and the proceeds of sales by foreign investors may require governmental registration and/or approval. The Fund could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed by the government of an emerging country.

Taxation of dividends, interest and capital gains received by non-residents varies among foreign countries and, in some cases, is comparatively high. In addition, some countries have tax laws and procedures that may permit retroactive taxation so that the Fund could in the future become subject to local tax liability that it had not reasonably anticipated in conducting its investment activities or valuing its assets.

Hedging Risk. The Fund may be subject to risks under hedging transactions. The Fund may engage in hedging transactions to the extent permitted under applicable commodities laws and the 1940 Act. Engaging in hedging transactions would entail additional risks to the Unit Holders. The Fund could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if the Fund were to invest in foreign securities, the Fund could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize the Fund’s foreign currency exposure. In each such case, the Fund generally would seek to hedge against fluctuations of the relative values of the Fund’s portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of the Fund’s portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that the Fund would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.

The success of any hedging transactions the Fund may enter into will depend on the Fund’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Fund may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if the Fund had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, the Fund might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent the Fund from achieving the intended hedge and expose the Fund to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. The Fund’s ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

Force Majeure Risk. The Fund’s investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a company or a counterparty to the Fund or a company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to the Fund, including if its investment in such company is cancelled, unwound or acquired (which could be without what the Fund considers to be adequate compensation). To the extent the Fund is exposed to investments in companies that as a group are exposed to such force majeure events, the risks and potential losses to the Fund are enhanced.

Repurchase Agreements Risk. Subject to our investment objectives and policies, the Fund may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

Risk of Assignments and Participations. The Fund may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, the Fund generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Fund may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation. As a result, the Fund would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, the Fund may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact the Fund’s ability to exit from all or part of its investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

Fraudulent Conveyances and Voidable Preferences by Issuers. Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Fund as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Fund invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Fund as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if the Fund does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Fund may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Fund so that the Fund’s claim against the issuer would be disallowed or subordinated.

Risk of Default Under a Credit Facility. In the event the Fund defaults under a credit facility, the Fund’s business could be adversely affected as the Fund may be forced to sell a portion of its investments quickly and prematurely at prices that may be disadvantageous to the Fund in order to meet its outstanding payment obligations and/or support working capital requirements under the credit facility or such future borrowing facility, any of which would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under a credit facility could assume control of the disposition of any or all of the Fund’s assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

Risks Relating to Certain Regulatory and Tax Matters

Regulations Governing the Fund’s Operation as a BDC. The Fund will not generally be able to issue and sell its Units at a price below net asset value per unit. The Fund may, however, sell Units, or warrants, options or rights to acquire the Fund’s Units, at a price below the then-current net asset value per unit of the Fund’s Units if the Fund’s Board determines that such sale is in the Fund’s best interests, and if investors approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Adviser, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing Units or senior securities convertible into, or exchangeable for, its Units, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

Investing a Sufficient Portion of Assets in Qualifying Assets. The Fund may not acquire any assets other than “Qualifying Assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Fund’s total assets are Qualifying Assets.

The Fund believes that most of the investments that it may acquire in the future will constitute Qualifying Assets. However, the Fund may be precluded from investing in what it believes to be attractive investments if such investments are not Qualifying Assets for purposes of the 1940 Act. If the Fund does not invest a sufficient portion of its assets in Qualifying Assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Fund, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Fund to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Fund needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Fund may not be able to find a buyer for such investments and, even if a buyer is found, the Fund may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

If the Fund does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Fund would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

New or Modified Laws or Regulations Governing Our Operations. The Fund’s portfolio companies and the Fund are subject to regulation by laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Fund’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on portfolio companies or the Fund intensify the regulatory supervision of the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies. Laws that apply to the Fund, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Fund to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Fund or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Fund. In addition, if the Fund does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Fund operations, including those associated with RICs, may cause the Fund to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Fund’s strategies and plans and may shift the Fund’s investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Fund’s results of operations and the value of an investor’s investment. If the Fund invests in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or the Fund were to operate subject to CFTC regulation, the Fund may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Fund from entering into securitization transactions. These risk retention rules will increase the Fund’s cost of funds under, or may prevent the Fund from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately borne by the Fund’s investors.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the U.S. government could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Fund or otherwise adversely affect the Fund’s business, financial condition and results of operations.

Licensing Requirements. Certain banking and regulatory bodies or agencies in or outside the United States may require the Fund, its subsidiaries, the Adviser and/or certain employees of the Adviser to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Fund may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Fund. Such licenses or authorizations may require the disclosure of confidential information about the Fund, Fund investors or their respective affiliates, including the identity, financial information and/or information regarding the Fund investors and their officers and directors. The Fund may not be willing or able to comply with these requirements. Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Fund and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Fund or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Fund’s ability to implement its investment program and achieve its intended results.

Dodd-Frank Act. The enactment of the Dodd-Frank Act and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Fund) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Fund for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Fund.

The Fund is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies. Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Fund. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser or the Adviser’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Fund by, for example, providing the basis for the ability of such government-affiliated pension plan investor to cease funding its obligations to the Fund or to withdraw from the Fund.

Government Policies, Changes in Laws, and International Trade. Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Fund plans to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Fund. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Fund and its activities. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. Furthermore, in May 2019, the United States imposed a 25% tariff on certain imports from China, and China reacted with tariffs on certain imports from the United States. These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective Fund investors should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Fund and its investments.

EU General Data Protection Regulation. In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union (the “EU”) which use or hold data relating to living individuals, but also to those organizations that offer services to individual EU investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20,000,000 or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Fund and therefore the Fund investors. The Fund may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Fund investors other than individuals in the EU may not be afforded the protections of the GDPR.

Potential Controlled Group Liability. Under certain circumstances it would be possible for the Fund, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Thus, there is a risk that the Fund could be treated as a single employer with one or more of its portfolio companies for purposes the controlled group rules under the Employee Retirement Income Security Act of 1974, as amended. In such an event, the Fund could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Fund, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

Being an “Emerging Growth Company”. We will be and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years, or until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1,235,000,000, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our units that is held by non-affiliates exceeds $700,000,000 as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We cannot predict if investors will find our units less attractive because we will rely on some or all of these exemptions. If some investors find our units less attractive as a result, there may be a less active trading market for our units and our unit price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Compliance with the SEC’s Regulation Best Interest. Broker-dealers must comply with Rule 151-1 under the Exchange Act (“Regulation Best Interest”), which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Units, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Federal Income Tax Risks

RIC Qualification Risks. To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Paying Required Distributions. For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to accrete market discount and include such amounts in our taxable income in the current year, instead of upon disposition.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our Unit Holders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Corporate-Level Income Tax. The Fund may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. The Fund may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Special Tax Issues. The Fund expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when the Fund may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

“Publicly offered regulated investment company” Tax Issue. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. The Fund does not currently expect to be treated as a “publicly offered regulated investment company," and there is no expectation the Fund would be so treated in any future taxable year. Each taxable year for which the Fund is not a "publicly offered regulated investment company”, a non-corporate Unit Holder’s allocable portion of the Fund’s affected expenses, including the Fund’s management fees, will be treated as an additional noncash but taxable distribution to the Unit Holder and the ability of non-corporate taxpayers to deduct such expenses, referred to as miscellaneous itemized deductions, will be subject to significant limitations. In particular, for taxable years beginning before January 1, 2026, non-corporate Unit Holders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a Unit Holder’s adjusted gross income for U.S. federal income tax purposes and not deductible for purposes of the alternative minimum tax.

Legislative or Regulatory Tax Changes. At any time, the U.S. federal income tax laws or regulations governing RICs or investors or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our Unit Holders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our units or the value or the resale potential of our investments.

Risks Related to the Private Offering

Risks Relating to Securities Lending. Securities lending involves the risk that the borrower may fail to return the securities loaned in a timely manner or at all. If the borrower defaults on its obligation to return the securities loaned because of insolvency or other reasons, The Fund could experience delays and costs in recovering the securities loaned or in gaining access to the collateral. These delays and costs could be greater for foreign securities. If the Fund is not able to recover the securities loaned, the Fund may sell the collateral and purchase a replacement investment in the market. The value of the collateral could decrease below the value of the replacement investment by the time the replacement investment is purchased.

Illiquid Nature of the Fund’s Units. The Units may be issued in reliance upon certain exemptions from registration or qualification under applicable Federal and state securities laws and so may be subject to certain restrictions on transferability. There will be no public market for the Units and none is expected to develop. In addition, Unit Holders will not be entitled to withdraw their Capital Contributions, and Units may not be assigned or transferred without the consent of the Adviser, subject to certain exceptions. Accordingly, the Units constitute illiquid investments and should only be purchased by persons that are “accredited investors” as such term is defined under the Securities Act, and able to bear the risk of their investment in Units for an indefinite period of time.

Possibility of the Need to Raise Additional Capital. The Fund may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of our offering. Unfavorable economic conditions could increase the Fund’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Fund’s ability to grow. In addition, the Fund will be required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to Unit Holders to maintain its qualification as a RIC. As a result, to the extent Unit Holders do not participate in the DRIP, these earnings will not be available to fund new investments. An inability on the Fund’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

Failure to Fund Commitments. The Fund intends to draw down against the commitments made by Unit Holders. Unit Holders will be required to make Capital Contributions to purchase the Fund’s Units each time the Fund delivers a funding notice. There can be no assurance, however, that all Unit Holders may fund their commitments in a timely manner. Failure by Unit Holders to fund their commitments when called could result in the Fund being precluded from an investment opportunity and could result in returns being less than might otherwise occur.

Severe Economic Consequences of Defaulting Unit Holders. If Unit Holders fail to fund their commitment obligations or to make required Capital Contributions when due, the Fund’s ability to complete its investment program or otherwise continue operations may be substantially impaired. A Unit Holder’s failure to fund such amounts when due causes that Unit Holder to become a defaulting Unit Holder. If a substantial number of Unit Holders become defaulting Unit Holders, this may severely limit opportunities for investment diversification and would likely reduce returns to the Fund and restrict the Fund’s ability to meet loan obligations. Any single defaulting Unit Holder could cause substantial costs to be incurred by the Fund if such default causes the Fund to fail to meet its contractual obligations or if the Fund must pursue remedial action against such Unit Holder. In the event a Unit Holder fails to make a required Capital Contributions when due, it may be subject to various remedies, including, without limitation, forfeiture of its right to participate in purchasing additional Units on any future drawdown date or otherwise participate in any future investments of the Fund. Without limitation on the rights the Fund may have against the defaulting Unit Holder, the Fund may call for additional Capital Contributions from non-defaulting Unit Holders to make up any shortfall. The non-defaulting Unit Holders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

If the Fund fails to meet its contractual obligations related to a Portfolio Investment due to a defaulting Unit Holder, the relevant portfolio company may have a cause of action against the Fund, which may include a claim against assets of the Fund other than the Fund’s interest in such portfolio company. A creditor of the Fund (including a portfolio company with respect to which the Fund has failed to meet its contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular Portfolio Investment and such creditor generally may seek to satisfy its claims from the assets of the Fund as a whole. As a result, if a creditor’s claims relating to a particular Portfolio Investment exceed the net assets attributable to that Portfolio Investment, the remaining assets of the Fund will likely be subject to such claim.

Potential Fluctuations in the Fund’s Net Asset Value. The Fund’s net asset value may fluctuate over time and, consequently, a Unit Holder may pay a different price per Unit at subsequent closings than some other Unit Holders paid at earlier closings. Consequently, Unit Holders in subsequent closings may receive a different number of Units for the same Capital Contribution that earlier Unit Holders made depending on the net asset value at the relevant time.

Possibility of Issuing Multiple Classes of Units. If the Fund applies for and receives Multi-Class Exemptive Relief, the Fund would be permitted to offer multiple classes of Units and impose varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the Fund will apply for such relief or that such relief will be granted.

Controlling Unit Holders. Upon the initial closing, the Fund expects certain Unit Holders to own a significant portion of Units. Therefore, these entities may be able to exert influence over management and policies and may have significant voting influence on votes requiring Unit Holder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive Unit Holders of an opportunity to receive a premium for their Units as part of a sale of us and might ultimately affect the market price of Units, should a market for Units develop.

The foregoing list of risk factors does not purport to be a complete enumeration or explanation of the risks involved in an investment in the Fund. In addition, as the Fund’s investment program develops and changes over time, an investment in the Fund may be subject to additional and different risk factors.

Conflicts of Interest

The following inherent or potential conflicts of interest should be considered by prospective investors before subscribing for the Units.

Relationship among the Fund, the Adviser and the Portfolio Managers. The Adviser has a conflict of interest between its responsibility to act in the best interests of the Fund, on the one hand, and any benefit, monetary or otherwise, that results to it or its affiliates from the operation of the Fund, on the other hand. The Adviser may be incentivized not to permanently write down, write off, revalue or dispose of an investment that has poor prospects for improvement in order to receive ongoing Advisory Fees in respect of such investment and to avoid reductions in potential incentive fees if such asset appreciates in the future.

The functions performed by the Adviser are not exclusive. The Adviser, its affiliates and their principals and employees serve as investment adviser, managing member or general partner to other investment funds, pooled investment vehicles and client accounts (the “Other Clients”) and conduct investment activities for their own accounts. Other Clients may have investment objectives and investment strategies that are substantially identical to that of the Fund. Due to a difference in fees attributable to the Other Clients, which may be higher than those attributable to the Fund either on percentage terms or in total dollar amounts received by the Adviser and/or its affiliates, it is possible that the Adviser could allocate investment opportunities among the Other Clients and the Fund in a manner that favors the performance of Other Clients and adversely impacts the performance of the Fund. In addition, the principals and employees of the Adviser and its affiliates may and do also make investments of their own personal assets in the Fund and in Other Clients of the Adviser and its affiliates.

Investment decisions for the Fund and for such Other Clients are made with a view to achieving their respective investment objectives and after consideration of certain factors which may include their current holdings, availability of cash for investment, and the size of their positions generally. The Adviser, its affiliates and their principals and employees may give advice or take action with respect to the Other Clients that differs from the advice given with respect to the Fund.

The Fund could be disadvantaged because of activities conducted by the Adviser and its affiliates for the Other Clients as a result of, among other things: (i) legal restrictions on the combined size of positions which may be taken for the Fund and Other Clients, thereby limiting the size of the Fund’s position; and (ii) the difficulty of liquidating an investment for more than one account where the market cannot absorb the sale of the combined positions.

Frequently, a particular investment may be bought or sold for only the Fund or only one Other Client, or in different amounts and at different times for more than one but less than all Other Clients, and the Fund may or may not be included in such purchase or sale. Likewise, a particular investment may be bought for the Fund or one or more Other Clients when one or more Other Clients are selling the same security. In addition, purchases or sales of the same investment may be made for two or more Other Clients (and possibly for the Fund) on the same date. Certain of the Other Clients have different terms, fees (including incentive fees) and investment objectives from the Fund. In such events, such transactions will be allocated among the Fund and Other Clients in a manner believed by the Adviser and its affiliates to be equitable to each in accordance with its policies. In effecting transactions, it may not always be possible, or consistent with the possibly differing investment objectives of the various Other Clients and of the Fund, to take or liquidate the same investment positions at the same time or at the same prices. In addition, funds or client accounts for which the Adviser or an affiliate serves as adviser or sub-adviser may and do also make investments in the Fund.

As a result of the foregoing, the Adviser, its affiliates and their principals and employees may have conflicts of interest in allocating their time and activity between the Fund and Other Clients, in allocating investments among the Fund and Other Clients and in effecting transactions between the Fund and Other Clients, including ones in which the Adviser, its affiliates and their principals and employees may have a greater financial interest.

In addition, the Adviser, its affiliates and their principals and employees, including employees of the Adviser, may make personal investments in third-party entities (directly or through investment funds managed by third-party managers). Such entities may enter into transactions with the Fund, presenting a conflict of interest for the Adviser between acting in the best interests of the Fund and enhancing the returns of such personal investments.

Co-Investment Transactions. We and the Adviser have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Fund may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Fund and one or more of such affiliated accounts. Even though the Fund and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Fund’s investment objective and other Board-Established Criteria and those of one or more affiliated accounts advised by the Adviser and/or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and/or its affiliates will allocate such opportunities among the Fund and such affiliated accounts in a manner consistent with the exemptive order and the applicable allocation policies and procedures.

With respect to co-investment transactions conducted under the exemptive order, initial internal allocations among the Fund and other investment funds affiliated with the Adviser will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If the Fund invests in a transaction under the co-investment exemptive order and, immediately before the submission of the order for the Fund and all other funds, accounts, or other similar arrangements advised by the Adviser and its affiliates, the opportunity is oversubscribed, it will generally be allocated on a pro-rata basis based on internal order size. The Fund may only be able to participate in certain negotiated investment opportunities on a rotational basis due to the limitations and requirements imposed by the order.

To the extent consistent with applicable law and/or exemptive relief issued to the Fund, in addition to such co-investments, the Fund and the Adviser or an affiliated account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent the Fund holds investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by the Adviser or an affiliated account, the Adviser may be presented with decisions when the interests of the two co-investors are in conflict. If the portfolio company in which the Fund has an equity or debt investment and in which an affiliated account has an equity or debt investment elsewhere in the portfolio company’s capital structure, becomes distressed or defaults on its obligations under the private credit investment, the Adviser may have conflicting loyalties between its duties to the affiliated account, the Fund, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for such affiliated account that are adverse to the Fund, or actions may or may not be taken by the Fund due to such affiliated account’s investment, which action or failure to act may be adverse to the Fund. In addition, it is possible that in a bankruptcy proceeding, the Fund’s interest may be adversely affected by virtue of such affiliated account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy and the terms of any work-out or restructuring, raise conflicts of interest. In those circumstances where the Fund and such affiliated accounts hold investments in different classes of a company’s debt or equity, the Adviser may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between the Fund and such affiliated accounts, including causing the Fund to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking action designed to reduce adversity.

Transaction Fees and Other Fees. In connection with investments made by us, the Adviser and its affiliates may negotiate and receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, and/or other fees from Portfolio Investments in which we invest or propose to invest. The Adviser and its affiliates will only retain transaction and other fees if permissible under the 1940 Act, SEC exemptive relief, and other applicable law. Under the terms of our co-investment relief, transaction fees (except for fees contemplated by Section 17(e) or 57(k) of the 1940 Act) received in connection with a co-investment transaction are distributed pro rata to funds that participate in such transaction. The potential for the Adviser and its affiliates to receive economic benefits creates conflicts of interest as the Adviser and its affiliates would have an incentive to invest in Portfolio Investments that provide such benefits. Similarly, the Adviser and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by the Adviser and its affiliates can participate in the original or refinanced investment, or both.

Broken Deal Expenses. Any expenses that may be incurred by the Fund for actual investments as described herein may also be incurred by the Fund with respect to broken deals (i.e., investments that are not consummated). The Adviser is not required to and in most circumstances will not seek reimbursement of broken deal expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses. Any such broken deal expenses could, in the sole discretion of the Adviser, be allocated solely to the Fund and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Fund in its investments or the Adviser or Other Clients in their investments. In such cases, the Fund’s shares of expenses would increase. In the event broken deal expenses are allocated to an Other Client or a co-investment vehicle, the Adviser may advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.

Policies and Procedures of the Adviser and its Affiliates. Because the Adviser and its affiliates have many different asset management and advisory businesses, the Adviser may be subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. Certain policies and procedures implemented by the Adviser and its affiliates to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time impact the Fund. For example, the Adviser will come into possession of material non-public information with respect to companies, including companies in which the Fund has investments or is considering making investments. The information, which could be of benefit to the Fund, is likely to be restricted to those other businesses and otherwise be unavailable to the Fund. It is also possible that the Fund could be restricted from trading despite the fact that the Fund did not receive such information. The inability to buy or sell securities in such circumstances could materially adversely affect the investment results of the Fund, including but not limited to a material loss with respect to an individual investment or differing results than those obtained by Other Clients with respect to the same investment. Additionally, the Adviser may restrict or otherwise limit the Fund and/or its portfolio companies from entering into agreements with, or related to, companies that either are advisory clients of the Adviser and its affiliates or in which any fund of the Adviser or its affiliates have invested or has considered making an investment. The Adviser will from time to time restrict or otherwise limit the ability of the Fund and/or its portfolio companies from making investments in or otherwise engaging in businesses or activities competitive with companies of other advisory clients of the Adviser or its affiliates, either as a result of contractual restrictions or otherwise. Furthermore, there will be circumstances in which affiliates of the Adviser and its affiliates (including Other Clients) may refrain from taking certain confidential information in order to avoid trading restrictions. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Adviser and its affiliates to share information internally.

Declining an Investment. The Adviser may decline an investment opportunity on behalf of the Fund based on various factors including its investment allocation policies and procedures and to the extent the Adviser determines, in its discretion, that such investment may (a) have reputational considerations for the Fund investors, the Adviser or the Fund, (b) to the Adviser’s knowledge, have been the subject of concern or controversy among financial institutions, institutional investors or the public or (c) give rise to other similar considerations. In certain cases, such an investment may be allocated to other affiliated accounts that have consented to the investment or do not, in the Adviser’s discretion, have such considerations, in lieu of the investment being allocated to the Fund. Finally, although Fidelity believes its positive reputation in the marketplace provides benefit to the Fund and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Fund for reputational reasons, and this decision could result in the Fund foregoing a profit or suffering a loss.

Conflicts of Interest Generally. If any matter arises that the Adviser, as applicable, determines in its good faith judgment constitutes an actual conflict of interest, the Adviser, as applicable, will take such actions as it determines in good faith may be necessary or appropriate to ameliorate the conflict. (These actions include, by way of example and without limitation, (i) disposing of the investment or refraining from making the investment giving rise to the conflict of interest; (ii) appointing an independent fiduciary to act with respect to the matter giving rise to the conflict of interest; (iii) in connection with a matter giving rise to a conflict of interest with respect to an investment, consulting with the Board regarding the conflict of interest and/or obtaining a waiver or consent from the Board of the conflict of interest or acting in a manner, or pursuant to standards or procedures, approved by or disclosed to the Board with respect to such conflict of interest; (iv) disclosing the conflict to the Fund investors; (v) implementing certain policies and procedures designed to ameliorate such conflict of interest or (vi) remaining passive and/or electing not to be the lead investor of a tranche of securities (even though the Fund may hold the largest stake in the applicable tranche of securities).) There can be no assurance that the Adviser will identify or resolve all conflicts of interest in a manner that is favorable to the Fund. By acquiring Units in the Fund, each Fund investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest. For the avoidance of doubt, in some cases after evaluating such conflict or potential conflict, the Adviser may determine that no action is required or that taking action may be adverse to the interests of the Fund, the Adviser or its affiliates.

Diverse Membership; Relationships with Fund Investors. The Fund and investors are generally expected to have conflicting investment, tax and other interests with respect to the investments made by the Fund. The Fund investors may include various types of persons or entities organized in various jurisdictions, and different Fund investors may have conflicting investment, tax and other interests in respect of their investment in the Fund. The conflicting interests of the Fund and of individual Fund investors may relate to or arise from, among other things, the nature of investments made by the Fund, the structuring of the acquisition of the Fund’s investments, and the timing of disposition of investments, which may be more beneficial for the Fund or Fund investors than for one or more of the other Fund investors. Such structuring of the Fund’s investments and other factors may result in different returns being realized by different Fund investors. Furthermore, under the U.S. tax audit rules applicable to the Fund, decisions or elections made in connection with certain laws and regulations by the Adviser (or such other person designated by the Adviser) in connection with tax audits (including whether or not to make an election under those rules) may be more beneficial for one type of Fund investor than for another type of Fund investor. As a consequence, conflicts of interest among different Fund investors may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments and the use of leverage that may be more beneficial for one Fund investor than for another Fund investor, especially in respect of individual tax situations. In addition, the Fund may face certain tax risks based on positions taken by the Fund, the Adviser on behalf of the Fund, the Fund’s subsidiaries and/or a withholding agent.

Allocation of Personnel. The Adviser and its members, officers, personnel and employees will devote as much of their time to the activities of the Fund as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Advisory Agreement, the Adviser is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Fund and/or may involve substantial time and resources of the Adviser. Personnel of the Adviser and its affiliates, including members of the Direct Lending Investment Committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers, personnel and employees will not be devoted exclusively to the business of the Fund but will be allocated between the business of the Fund and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Fund, which could negatively impact the Fund and its Unit Holders. Furthermore, personnel of the Adviser and its affiliates derive financial benefit from these other activities, including fees and performance-based compensation. Fidelity personnel outside of the Adviser may share in the fees from the Fund; similarly, personnel of the Adviser and its affiliates may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by personnel of the Adviser and its affiliates. The determination of the Adviser and its affiliates of the amount of time necessary to conduct the Fund’s activities will be conclusive, and Unit Holders rely on the Adviser’s judgment in this regard. The officers and Directors will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals, personnel and employees of the Adviser may be subject to a variety of conflicts of interest relating to their responsibilities to the Fund, Other Clients and their respective portfolio companies, and their outside business activities as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Fund, including if such other entities compete with the Fund for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Fund. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than the performance of the Fund. Such involvement may create conflicts of interest in making investments on behalf of the Fund and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Fund, there can be no assurance they will be resolved favorably for the Fund. Also, Fidelity personnel and employees, including personnel and employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Fund. Unit Holders will not receive any benefit from any such investments, and the financial incentives of such Fidelity employees in such other investments could be greater than their financial incentives in relation to the Fund.

Additionally, certain employees and other professionals of Fidelity have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Fund invests, or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets that are actual or potential investments of the Fund or other counterparties of the Fund and its portfolio companies and/or assets.

Moreover, in certain instances, the Fund or its portfolio companies may issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships may influence the Adviser in deciding whether to select or recommend such service providers to perform services for the Fund or portfolio companies (the cost of which will generally be borne directly or indirectly by the Fund or such portfolio companies, as applicable). Notwithstanding the foregoing, to the extent that the Adviser determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. The Unit Holders rely on the Adviser to manage these conflicts in its sole discretion.

Valuation of Assets. A majority of securities and other assets in which the Fund will directly or indirectly invest, including secured loan investments, are not expected to have a readily ascertainable market value and will be valued by the Adviser in accordance with its established valuation policies. Such securities and other assets will constitute a substantial portion of the Fund’s investments. In addition, when the Adviser determines that the market price does not fairly represent the value of an investment, the Adviser will fair value such investment in accordance with the Fund’s policies and procedures. The Adviser has a conflict of interest in determining such valuations, as the Adviser’s determination of a fair value for such investments may cause it to receive a higher Advisory Fee.

The Adviser and its affiliates are engaged in advisory and management services for multiple collective investment vehicles and managed accounts, including other investment funds managed by the Adviser and its affiliates. In connection with these activities, the Adviser and its affiliates are required to value assets, including in connection with managing or advising their proprietary and client accounts. In this regard, the Adviser and its affiliates may share information regarding valuation techniques and models or other information relevant to the valuation of a specific asset or category of assets, although they are under no obligation to engage in such information sharing.

Conflicts with Portfolio Companies. In certain instances, the portfolio managers and officers, personnel and employees of the Adviser may serve as board members of certain portfolio companies and, in that capacity, will be required to make decisions that they consider to be in the best interests of the portfolio company. In certain circumstances, such as in situations involving bankruptcy or near insolvency of the portfolio company, actions that may be in the best interests of the portfolio company may not be in the best interests of the Fund, and vice versa. Accordingly, in these situations, there may be conflicts of interest between an individual’s duties as a portfolio manager or officer or employee of the Adviser and such individual’s duties as a board member of the portfolio company. Additionally, the Adviser or affiliates of the Adviser may enter into transactions with a portfolio company (for example, a property lease), which may create a conflict of interest. While it is generally expected that any such transaction would be on arm’s length terms, it is possible that the portfolio company may pay higher fees or receive fewer benefits in the transaction than it would if the counterparty to the transaction were a third party.

Selection of Service Providers. The Fund’s advisers and Service Providers or their affiliates are expected to provide goods or services to, or have business, personal, financial or other relations with the Adviser, its affiliates, advisory clients and portfolio companies. Such advisers and Service Providers may be investors in the Fund, sources of investment opportunities or co-investors or commercial counterparties or entities in which the Adviser or an affiliate has an investment. Additionally, certain employees of the Adviser or its affiliates may have family members or relatives employed by such advisers and Service Providers. These relationships may influence the Adviser in deciding whether to select or recommend such Service Providers to perform services for the Fund or portfolio companies (the cost of which generally will be borne directly or indirectly by the Fund or such entities, as applicable).

Additionally, affiliates of the Fund’s adviser are acting and expected to continue to act in the future as the administrative agent on a number of loans in which the Fund invested or may invest in the future, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder. The Adviser and its affiliates will only retain compensation as administrative agent if permissible under the 1940 Act, SEC exemptive relief, and other applicable law. Under the documentation for such loans, an entity typically is designated as the administrative agent and/or collateral agent, and this agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders.

Data. The Adviser and its affiliates receive or obtains various kinds of data and information from the Fund, Other Clients and their portfolio companies, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” The Adviser can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from the Fund, Other Clients and their portfolio companies. In light of its relationship with the Fund, Other Clients and their portfolio companies, related parties and service providers, the Adviser may have access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although the Adviser believes that these activities improve the Adviser’s investment management activities on behalf of the Fund and Other Clients, information obtained from the Fund and its portfolio companies may provide material benefits to the Adviser and its affiliates or Other Clients without compensation or other benefit accruing to the Fund or Unit Holders. For example, information from a portfolio company in which the Fund holds an interest may enable the Adviser to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for the Adviser, its affiliates and Other Clients that do not own an interest in the portfolio company, without compensation or benefit to the Fund or its portfolio companies.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, the Adviser may use data and information from the Fund’s activities to assist in the pursuit of the Adviser’s various other activities, including to trade for the benefit of the Adviser and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Adviser’s ability to do so. For example, the Adviser’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading can be expected to provide a material benefit to the Adviser without compensation or other benefit to the Fund or Unit Holders.

The sharing and use of “big data” and other information presents potential conflicts of interest and the Unit Holders acknowledge and agree that any benefits received by the Adviser or its personnel (including fees, costs and expenses) will not reduce the Advisory Fee or incentive fees payable to the Adviser or otherwise be shared with the Fund or Unit Holders. As a result, the Adviser has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits the Adviser, its affiliates or Other Clients.

Material, Non-Public Information. The Adviser and its affiliates will come into possession of confidential information with respect to an issuer. The Adviser may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Fund until such time as the information becomes public or is no longer deemed material such that it would preclude the Fund from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Fund will be on a need-to-know basis only, and the Fund may not be free to act for the Fund upon any such information. Therefore, the Fund may not have access to confidential information in the possession of the Adviser that might be relevant to an investment decision to be made for the Fund. In addition, the Adviser, in an effort to avoid buying or selling restrictions on behalf of the Fund or Other Clients, may choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Fund, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Fund.

In addition, affiliates of the Adviser within Fidelity may come into possession of confidential information with respect to an issuer. The Adviser may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Fund if the Adviser deemed such restriction appropriate. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Fund will be on a need-to-know basis only, and the Fund may not be free to act upon any such information. Therefore, the Fund may not have access to confidential information in the possession of the Adviser or its affiliates that might be relevant to an investment decision to be made by the Fund. Accordingly, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.

Loan Agreements with Affiliates. The Fund may enter into loan agreements with the Adviser or its affiliates. The Adviser and its affiliates have a conflict of interest between the obligation to act in the Fund’s best interest and the Adviser or affiliate’s own best interest. Any such loans or advances made to the Fund will be consistent with applicable law, the Adviser’s fiduciary obligations to act in the Fund’s best interests, the Fund’s investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from the Adviser or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to the Adviser or its affiliates than could be obtained in an arm’s-length transaction but will not necessarily be on the same terms or at the same interest rate charged by the Adviser to other funds that it manages. Neither the Adviser nor any of its affiliates is obligated to extend any such loans to the Fund and such loans will not necessarily be made available to the Fund in the same amounts or on the same economic terms as are made available to other funds advised by the Adviser or its affiliates, or at all. In the event that the Fund is required to find third-party financing in place of or in addition to loans from the Adviser and its affiliates, such third-party financing could be at less favorable economic terms than the loans from the Adviser and its affiliates, which could reduce the Fund’s returns.

Buying and Selling Investments or Assets from Certain Related Parties. The Fund and its portfolio companies may purchase investments or assets from or sell investments or assets to Unit Holders, other portfolio companies of the Fund, portfolio companies of Other Clients or their respective related parties. Purchases and sales of investments or assets between the Fund or its portfolio companies, on the one hand, and Unit Holders, other portfolio companies of the Fund, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board or any Unit Holder. These transactions involve conflicts of interest, as the Adviser may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Fidelity may have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Fund to a Unit Holder, other portfolio companies of the Fund, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a Unit Holder, portfolio company of Other Clients or any of their respective related parties. The Adviser will not be required to solicit third party bids or obtain a third-party valuation prior to causing the Fund or any of its portfolio companies to purchase or sell any asset or investment from or to a Unit Holder, other portfolio companies of the Fund, portfolio company of Other Clients or any of their respective related parties as provided above.

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Fund and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Fund could hold an investment in a different layer of the capital structure than an investor or another party with which the Adviser or its affiliates have a material relationship, in which case the Adviser or its affiliates could have an incentive to cause the Fund or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Fund holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Fund lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. Further conflicts could arise after the Fund and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Fund to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Fund might be impaired. Any applicable co-investment order issued by the SEC may restrict the Fund’s ability to participate in follow-on financings. The Adviser may in its discretion take steps to reduce the potential for adversity between the Fund and the Other Clients, including causing the Fund and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Fund and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there may be circumstances where the Adviser agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Fund or Other Clients, such as where the Adviser or its affiliates may cause the Fund or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.

Further, the Fund is prohibited under the 1940 Act from participating in certain transactions with certain affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities will be an affiliate of the Fund for purposes of the 1940 Act and generally the Fund will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, the Fund may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between the Fund’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Fund’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Fund, and in some cases, subject to applicable law, a decision by the Adviser to take any particular action could have the effect of benefiting an Other Client (and, incidentally, may also have the effect of benefiting the Adviser and its affiliates) and therefore may not have been in the best interests of, and may be adverse to, the Fund. There can be no assurance that the return on the Fund’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the transaction.

Related Financing Counterparties. The Fund may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Fund’s co-investment order. The Adviser and its affiliates take into account various facts and circumstances they deem relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Adviser in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of the Adviser, its affiliates and their funds, and such other factors that the Adviser and its affiliates deem relevant under the circumstances. The cost of debt alone is not determinative.

It is possible that Unit Holders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Adviser, such as shareholders of and lenders to the Adviser and its affiliates and lenders to Other Clients and their portfolio companies, could provide additional first lien financing to portfolio companies of the Fund, subject to the requirements of the 1940 Act. The Adviser could have incentives to cause the Fund and its portfolio companies to accept less favorable financing terms from a Unit Holder, Other Clients, their portfolio companies, Fidelity, and other parties with material relationships with the Adviser than it would from a third party. If the Fund or a portfolio company occupies a more senior position in the capital structure than a Unit Holder, Other Client, their portfolio companies and other parties with material relationships with the Adviser, the Adviser could have an incentive to cause the Fund or portfolio company to offer more favorable financing terms to such parties. In the case of a related party financing between the Fund or its portfolio companies, on the one hand, and the Adviser or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the Adviser believes is often superior to third party analysis given the scale of the Adviser and its affiliates in the market. If, however, any of the Adviser, the Fund, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Adviser related vehicle impacts the market terms. For example, in the case of a loan extended to the Fund or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Fund. The Adviser does not believe either of these effects is significant, but no assurance can be given to Unit Holders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from Unit Holders or the Board in the case of any of these conflicts.

The Adviser and its affiliates could cause actions adverse to the Fund to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Fund (e.g., provide financing to a portfolio company, the equity of which is owned by the Fund) and, vice versa, actions may be taken for the benefit of the Fund and its portfolio companies that are adverse to Other Clients. The Adviser and its affiliates could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Fund or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Fund or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third party loan servicer, administrative agent or other agent to make decisions on behalf of the Fund or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Adviser and its affiliates separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with Other Clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Fund or its portfolio companies, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Adviser would generally act on behalf of one of its clients, though the Other Client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants.

In addition, it is anticipated that in a bankruptcy proceeding the Fund’s interests will likely be subordinated or otherwise adverse to the interests of Other Clients with ownership positions that are more senior to those of the Fund. For example, an Other Client that has provided debt financing to an investment of the Fund may take actions for its benefit, particularly if the Fund’s investment is in financial distress, which adversely impact the value of the Fund’s subordinated interests.

Although Other Clients can be expected to provide financing to the Fund and its portfolio companies subject to the requirements of the 1940 Act, there can be no assurance that any Other Client will indeed provide any such financing with respect to any particular investment. Participation by Other Clients in some but not all financings of the Fund and its portfolio companies may adversely impact the ability of the Fund and its portfolio companies to obtain financing from third parties when Other Clients do not participate, as it may serve as a negative signal to market participants. Any financing provided by a Unit Holder or an affiliate to the Fund or a portfolio company is not an investment in the Fund.

The respective investment programs of the Fund and the Other Clients may or may not be substantially similar. The Adviser and its affiliates may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Fund, even though their investment objectives may be the same as or similar to those of the Fund. While the Adviser will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by the Adviser and its affiliates in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Fund and may affect the prices and availability of the securities and instruments in which the Fund invests. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Fund and Other Clients. In any event, it is the policy of the Adviser to allocate investment opportunities and sale opportunities on a basis deemed by the Adviser, in its sole discretion, to be fair and equitable over time.

Joint Ventures. The Fund or the Adviser may partner with one or more unaffiliated banks or other financial institutions to make particular investments or types of investments, with, in some instances, such partners having senior exposure to the investment program and the Fund and Other Clients participating in the junior exposure or vice versa. In doing so, the Adviser would seek to benefit from the larger combined capital base of working with a partner, as well as such partner’s sourcing channels and expertise. In addition, the Fund may be an initial economic participant in such an investment program or may join the investment program after it has made investments. As a result, the Fund may or may not share in the returns of the investments that have already been originated and, accordingly the returns realized by the Fund investors may differ from the returns realized by other participants of such investment program.

The structure of this type of investment program will vary and will be determined on a case-by-case basis in order to accommodate the nature of the arrangements, applicable bank and other regulatory restrictions, particular considerations applicable to the funds and accounts participating in the investment program, tax considerations, and other factors. For example, the investment program may be structured so that the Fund purchases debt of a holding company (the “JV Participant”) and the JV Participant then participates in the joint venture or the investments sourced through the joint venture. In such a situation, the equity of the JV Participant is expected to be held by Other Clients. As a result, conflicts of interest may arise between the Fund (as debt holders of the JV Participant) and the Other Clients participating in the investment program (as equity holders of the JV Participant). These conflicts of interest would be magnified in the event of any default, bankruptcy or similar event of financial distress with respect to the JV Participant. Further, the returns realized by the Fund are likely to differ from the returns realized by the Other Clients participating in the investment program. In such a structure, the Fund as a debt holder will have more enhanced downside protection than the Other Clients but will not benefit from all of the upside from the underlying investments, whereas the Other Clients, while being subject to a greater risk of loss, will also benefit from greater upside than the Fund.

The Fund’s joint venture partner may be a regulated banking entity, and the joint venture vehicle may be subject to bank regulation as a result of the bank’s ownership interest therein. As a result, there is a risk that the joint venture could be subject to bank regulatory audit and review, as well as potential fines or other enforcement actions that the Fund, acting on its own, would not otherwise be subject. While the bank joint venture partner would be expected to assume some of these liabilities directly, the JV Participant would nevertheless have some exposure, potentially in respect of larger liabilities. Such liabilities could be significant. Furthermore, the activities of the joint venture may be restricted because of regulatory requirements applicable to the bank or its internal policies designed to comply with, limit the applicability of, or that otherwise relate to such requirements.

The Adviser believes that any such joint venture will be structured in a manner that would not cause a violation of applicable banking laws and regulations. However, it is possible that future changes or clarifications in statutes, regulations or interpretations concerning the permissible activities of bank holding companies, as well as further judicial or administrative decisions and interpretations of present or future statutes or regulations could restrict (or possibly prevent) the banking partner from continuing to participate in the joint venture in the manner originally contemplated. In such event, the Adviser and the applicable banking partner may agree to alter or restrict the investment program or may elect to terminate the investment program altogether. Any such restructuring or termination may adversely affect the returns realized by the Fund in connection with its participation in the investment program.

Certain Investments Inside the Fund’s Mandate that are not Pursued by the Fund. Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within the Fund’s mandate pursuant to its investment allocation policies and procedures, including without limitation, as a result of business, reputational or other reasons applicable to the Fund, Other Clients, their respective portfolio companies or the Adviser. In addition, the Adviser may determine that the Fund should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Fund has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser in its good faith discretion, or the investment is not appropriate for the Fund for other reasons as determined by the Adviser in its good faith reasonable sole discretion. In any such case the Adviser or its affiliates could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or Limited Partners or Unit Holders of the Fund or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by a different the Adviser affiliate, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by the Fund will be comparable to any investment opportunities that are not pursued by the Fund. The Adviser and its affiliates, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Fund to the Adviser. In some cases, the Adviser or its affiliates earn greater fees when Other Clients participate alongside or instead of the Fund in an investment.

Allocation of Revolver, Delayed-Draw Investment or Line of Credit Obligations. The Fund generally expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit” with funding obligations that extend past the initial date of investment. Later funding obligations related to such investments may not be allocated pro rata among all the investors who participated in the initial funding of an investment. In particular, the Fund may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit. As a result, the Fund may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan (or may not be allocated any portion). Fund investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. In addition, where the Fund and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Fund and the other investors as the interests of the Fund and the other investors may not be completely aligned with respect to such investment. In that regard, the revolver, delayed draw or line of credit portion of an investment may be senior to the investment in the portfolio company made by the Fund, and as a result, the interests of the Fund may not be aligned with other participating investors.

Insurance. The Adviser will cause the Fund to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Fund and the Board against liability in connection with the activities of the Fund. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Adviser or its affiliates that cover the Fund and one or more of the Other Clients, the Adviser, and/or its affiliates (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Fund, one or more Other Clients, the Adviser, and/or its affiliates on a fair and reasonable basis, subject to approval by the Board.

Additional Potential Conflicts of Interest. The officers, directors, members, managers, employees and personnel of the Adviser, as applicable, may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law or the policies of the Adviser and its affiliates, or otherwise determined from time to time by the Adviser. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Adviser or its affiliates, could restrict the ability of the Fund to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Fund. Finally, although Fidelity believes its positive reputation in the marketplace provides benefit to the Fund and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Fund for reputational reasons, and this decision could result in the Fund foregoing a profit or suffering a loss.

The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Fund. In addition, as the Fund’s investment program develops and changes over time, an investment in the Fund may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, investors should consider the potential effects of the interplay of multiple conflicts.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Fidelity and its Enterprise Cybersecurity organization, on behalf of the Fund, have established a comprehensive risk management program, which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Fund and its shareholders. The Fund does not currently have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Fund’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Through its vendor management program, and on behalf of the Fund, Fidelity oversees and identifies risks from cybersecurity threats associated with the use of third-party service providers. This vendor oversight program includes periodic reviews of the cybersecurity controls of third-party service providers, The frequency of such reviews is generally based on the nature of the Fund’s information processed by the vendor and the vendor’s criticality to business operations.

On behalf of the Fund, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to the Fund. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the AICPA’s System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Fund. The results of these consulting engagements are shared with the Fund’s Board of Directors as part of periodic reports.

Fidelity’s Enterprise Cybersecurity organization has a threat intelligence program which monitors for emerging cyber threats. Taking information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center, the organization analyzes such information and incorporates tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Fund did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Fund, including its day-to-day operations, financial condition, and business strategies. In conjunction with Fidelity’s Enterprise Cybersecurity, the Fund participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication and reporting processes are in place.

The Board provides strategic oversight regarding cybersecurity risks and threats. The Board receives and reviews periodic reports from senior executives in Fidelity’s Enterprise Cybersecurity organization and the Fund’s management, including Fidelity’s Chief Information Security Officer (“CISO”), members of the CISO’s staff and the Fund’s CCO. These reports contain information about risks from cybersecurity threats, including the results of recent independent reviews of the cybersecurity program, summaries of recent cybersecurity threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The Fund’s management, including the CCO of the Fund, is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Fund’s reliance on Fidelity and its Enterprise Cybersecurity organization, the CCO relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Fund’s material risks from cybersecurity threats. The CISO has over twenty years of experience in technology and information security and has served as Fidelity’s CISO since May 2021. The CCO has been responsible for this oversight function as CCO to the Fund since the Fund’s inception and has worked in the financial services industry for sixteen years, during which the CCO has gained expertise in assessing and managing risks applicable to the company.

Management of the Fund is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of Fidelity. The Board is also made aware of material cybersecurity incidents which impacted the Fund.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 245 Summer Street, Boston, Massachusetts 02210. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

Item 3. Legal Proceedings.

The Fund is not currently subject to any material legal proceedings, nor, to the Fund’s knowledge, is any material legal proceeding threatened against the Fund. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under loans to or other contracts with the Fund’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for the Fund’s Units, and the Fund can offer no assurances that a market for the Fund’s Units will develop in the future.

Unit Holders

As of March 18, 2024 there were 13 holders of record of our Units.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units. As of the dates indicated, we had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

	December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
General Partner	$10,000	$-	0.0%
Limited Partners	725,000,000	282,712,978	39.0%
Total	$725,010,000	$282,712,978	39.0%

	December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
General Partner	$10,000	$-	0.0%
Limited Partners	700,000,000	603,111,000	86.2%
Total	$700,010,000	$603,111,000	86.2%

Distributions

We expect to pay distributions to Unit Holders at least quarterly. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our Unit Holders of at least 90% of investment company taxable income. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.” Prior to June 6, 2023, the fund was classified as a partnership and was not required to distribute at least 90% of investment company taxable income or otherwise comply with RIC requirements.

The following tables summarize distributions declared for the years ended December 31, 2023 and December 31, 2022 and the period from December 9, 2021 through December 31, 2021:

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,203	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
July 2023	0.05		3,152,702	2,920,181
August 2023	0.11		7,221,550	2,320,830
September 2023	0.11		7,296,972	2,387,948
October 2023	0.14		8,879,552	2,927,901
November 2023	0.10		6,476,842	2,175,410
December 2023	0.30		19,608,732	6,660,544
	$1.29		$85,027,749	$51,168,034

*Capital distribution occurred prior to unitization of the Fund.

Month	General Partner Distributions	Reinvestment of General Partner Distributions	Limited Partner Distributions	Reinvestment of Limited Partner Distributions
January 2022	$21	$21	$541,381	$541,381
February 2022	19	19	493,688	493,688
March 2022	45	45	1,134,986	1,134,986
April 2022	32	32	812,781	812,781
May 2022	51	51	1,289,559	1,289,559
June 2022	54	54	1,373,039	1,373,039
July 2022	70	70	1,786,611	1,786,611
August 2022	70	70	1,779,827	1,779,827
September 2022	61	61	1,561,595	1,561,595
October 2022	118	118	3,004,873	3,004,873
November 2022	113	113	64,889,105	2,889,111
December 2022	196	196	4,978,418	4,978,418
	$850	$850	$83,645,863	$21,645,869
December 2021	$27	$27	$261,434	$261,434
	$27	$27	$261,434	$261,434

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends or distributions declared by the Board on behalf of our Unit Holders who do not elect to receive their dividends or distributions in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our Unit Holders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional units, rather than receiving the cash dividend or other distribution. Distributions on fractional units will be credited to each participating Unit Holder’s account. Units issued pursuant to the DRIP will not reduce a Unit Holder’s Capital Commitments to the Fund.

The Fund will use newly issued Units to implement the DRIP, with such Units to be issued at a per Unit price as determined by the Board (including any committee thereof), which price will be determined prior to the issuance of Units and in accordance with the limitations under Section 23 of the 1940 Act. The number of Units to be issued to a Unit Holder is determined by dividing the total dollar amount of the distribution payable to such Unit Holder by the price per Unit. The number of Units to be outstanding after giving effect to payment of a distribution cannot be established until the value per Unit at which additional Units will be issued has been determined and the elections of the Unit Holders have been tabulated.

There will be no brokerage or other charges to Unit Holders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by the Fund. The Fund may terminate the DRIP upon notice in writing to each participant at least 30 days prior to any record date for the payment of any distribution by the Fund.

After the Fund’s adoption of the dividend reinvestment plan which became effective upon the Fund’s election to be regulated as a BDC, the Fund issued 1,935,310 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued for reinvestment of distributions was approximately $19.4 million. In 2023, prior to the adoption of the dividend reinvestment plan, $31.8 million of distributions were reinvested and 2,710,207 Common Units were issued.

Unit Repurchase Program

Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder has the right to require the Fund to repurchase any Units. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

During the year ended December 31, 2023, and December 31, 2022 and for the period from December 9,2021 through December 31, 2021, there were no repurchases of Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds related to capital drawdowns during the years ended December 31, 2023 and December 31, 2022 and the period from December 9, 2021 through December 31, 2021:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2023
January 11, 2023	-*	$36,100,014
January 23, 2023	-*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
July 6, 2023	499,500	5,000,000
August 30, 2023	995,025	10,000,000
October 30, 2023	985,222	10,000,000
Total capital drawdowns	8,539,945	$151,101,022

For the Year Ended December 31, 2022
February 23, 2022	-*	$17,695,007
February 25, 2022	-*	18,462,999
March 11, 2022	-*	3,598,988
March 23, 2022	-*	5,005
March 29, 2022	-*	564,994
April 13, 2022	-*	11,363,002
April 27, 2022	-*	30,038,989
May 2, 2022	-*	11,393,991
May 3, 2022	-*	27,777,990
May 5, 2022	-*	999,986
June 17, 2022	-*	17,111,003
August 17, 2022	-*	7,000,008
August 19, 2022	-*	27,891,012
August 29, 2022	-*	19,495,002
November 14, 2022	-*	72,000,012
December 7, 2022	-*	35,000,009
December 20, 2022	-*	47,000,010
December 27, 2022	-*	60,000,009
Total capital drawdowns	-*	$407,398,016

For the Period from December 9, 2021 through December 31, 2021
December 9, 2021+	-*	$10,000
December 10, 2021	-*	50,798,000
December 16, 2021	-*	7,068,000
December 20, 2021	-*	24,766,000
December 22, 2021	-*	14,257,000
Total capital drawdowns	-*	$96,899,000

*Capital investment occurred prior to unitization of the Fund. These capital investments were converted to 53,784,131 units on January 31, 2023.

+The contribution made on December 9, 2021 was the sole contribution of the General Partner in fulfillment of the General Partner’s capital commitment to the Fund. All other contributions presented prior to January 31, 2023 are those of all other partners.

Each of the above issuances and sales of the Units was exempt from the registration requirements of Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each purchaser of Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the Units for investment and not with a view to resell or distribute. The Fund does not engage in general solicitation or advertising and does not offer securities to the public, in connection with such issuances and sales.

Because the Units were acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. The Fund’s Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Fund’s consent is granted, and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the Unit Holder may, at the Fund’s option, be required to provide the Fund with a legal opinion, in form and substance satisfactory to us, that registration is not required). The Fund’s Units are privately placed and any transfers require the Fund’s prior consent. As a result, it is not expected that Unit Holders will be able to take advantage of transfers under Rule 144. Accordingly, an investor must be willing to bear the economic risk of investment in the Units until the Fund is liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on the Fund’s books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by the Fund.

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC, as the former General Partner, owned $10,832 of net assets as of December 31, 2022. In addition, the following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	December 31, 2023 % Net Assets	December 31, 2022 % Net Assets
Fidelity Capital and Income Fund	52%	54%
Fidelity Advisor Floating Rate High Income Fund	14%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of December 31, 2023 and more than 99% of the net assets as of December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund has elected to be regulated as a business development company and will file an election to be treated as a RIC for federal income tax purposes. As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay FDS for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also liquid credit investments, like broadly syndicated loans, and other select Private Credit investments. Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit investments. If the Fund changes its 80% test, the Fund will provide Unit Holders with at least 60 days’ prior notice of such change. The Adviser may also invest to a lesser degree in equity linked instruments (which may include debt with warrants, preferred equity investments, or equity co-investments). Most of our investments will be in private U.S. operating companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies) we may also invest to a lesser degree in non-U.S. companies. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other affiliated funds. From time to time, we may co-invest with other affiliated funds.

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

Expenses

The Adviser and/or its affiliates paid, directly or through reimbursement of the Fund, for all costs and expenses incurred in connection with the organization of the Fund, including, without limitation, the following: (i) the offering and sale of the Units of the Fund, (ii) the BDC Conversion and the organization of the Fund, (iii) the election to be treated as a BDC under the 1940 Act, and (iv) the negotiation, execution and delivery of the LLC Agreement, the Advisory Agreement, Administration Agreement (if any), and any related or similar documents, including, without limitation, any related legal and accounting fees and expenses, printing costs, travel and out-of-pocket expenses and filing fees.

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

As described in Item 8. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates, the Fund has entered into an Amended and Restated Expense Support Agreement with the Adviser. Pursuant to the Expense Support Agreement for the first 12 months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on June 1, 2023, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses do not exceed 0.50% (on an annualized basis) of the Fund’s average net assets. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates.

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

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first twelve months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on June 1,2023, the Adviser, will be obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses do not exceed 0.50% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian transfer agent fees and third party valuation agent fees, insurance costs, director fees, Administration Fees, and other general and administrative expenses. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

Portfolio and Investment Activity

For the year ended December 31, 2023, we acquired $698.6 million aggregate principal amount of investments (including $23.0 million of unfunded commitments).

For the year ended December 31, 2022, we acquired $839.8 million aggregate principal amount of investments (including $195.6 million of unfunded commitments).

For the period December 9, 2021 (commencement of operations) through December 31, 2021, we acquired $124.2 million aggregate principal amount of investments (including $27.9 million of unfunded commitments).

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Year Ended December 31,
	2023	2022
Investments:
Total investments, beginning of period	$739,018,787	$96,202,350
New investments purchased	689,413,659	644,177,284
Net accretion of discount on investments	4,480,937	955,066
Net realized gain (loss) on investments	804,231	—
Investments sold or repaid	(62,264,593)	(2,315,913)
Total Investments, End of Period	$1,371,453,021	$739,018,787

Number of portfolio companies	45	17
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.59%	8.39%
Weighted average yield on debt and income producing investments, at fair value(2)	11.65%	8.78%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0.0%	0.0%

(1) Computed as the sum of, (a) the weighted average amortized cost multiplied by (b) the annual interest rate, for each investment. The weighted average amortized cost of an investment is computed by dividing the amortized cost by the sum of total amortized cost of debt investments.

(2) Computed as the sum of, (a) the weighted average fair value multiplied by (b) the annual interest rate, for each investment. The weighted average fair value of an investment is computed by dividing the fair value by the sum of total fair value of debt investments.

Our investments consisted of the following:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$1,332,735,575	$1,339,308,277	97.1%	$722,075,271	$720,809,412	97.7%
Total Second Lien Debt	9,676,838	10,000,000	0.7%	9,643,498	9,632,000	1.3%
Total Equity	15,232,702	16,548,717	1.2%	7,300,018	7,300,018	1.0%
Total Money Market Mutual Funds	13,807,906	13,807,906	1.0%	—	—	0.0%
Total Investment Portfolio	$1,371,453,021	$1,379,664,900	100.0%	$739,018,787	$737,741,430	100.0%
As of December 31, 2023 and December 31, 2022, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022
Health Care Services	18.0%	15.7%
Application Software	9.1%	10.8%
Diversified Support Services	8.9%	8.0%
Air Freight & Logistics	8.4%	15.4%
Industrial Machinery & Supplies & Components	7.7%	10.8%
Environmental & Facilities Services	5.7%	0.0%
Automotive Parts & Equipment	5.2%	7.7%
Specialized Consumer Services	5.1%	4.1%
Trading Companies & Distributors	4.4%	4.8%
Soft Drinks & Non-Alcoholic Beverages	4.0%	6.9%
Human Resource & Employment Services	3.3%	0.0%
Pharmaceuticals	3.2%	5.8%
Building Products	3.1%	5.4%
Data Processing & Outsourced Services	2.5%	2.9%
Paper & Plastic Packaging Products & Materials	2.4%	0.0%
Electronic Components	2.0%	0.0%
Life Sciences Tools & Services	1.7%	0.0%
Health Care Facilities	1.5%	0.0%
Commodity Chemicals	1.1%	0.0%
Mutual Funds	1.0%	0.0%
Insurance Brokers	1.0%	1.4%
Aerospace & Defense	0.6%	0.0%
Investment Companies	0.0%	0.3%
Packaged Foods & Meats	0.1%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	December 31, 2023			December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,348,192,965	97.7%	199.7%	$707,315,347	95.9%	152.9%
Australia	31,471,935	2.3%	4.7%	30,426,083	4.1%	6.6%
Total	$1,379,664,900	100.0%	204.4%	$737,741,430	100.0%	159.5%

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
•
comparisons to other companies in the portfolio company’s industry; and
•
review of monthly or quarterly financial statements and financial projections for portfolio companies.

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of December 31, 2023 and December 31, 2022.

Rating	December 31, 2023	December 31, 2022
1	—	—
2	$1,326,519,304	$730,441,412
3	22,788,973	—
4	—	—
5	—	—
Total	$1,349,308,277	$730,441,412

Results of Operations

The following table represents the operating results:

	Year Ended December 31, 2023	Year Ended December 31, 2022	For the period December 9, 2021 (commencement of operations) through December 31, 2021
Total investment income	$146,978,099	$26,891,147	$271,386
Net expenses	61,992,164	5,602,576	8,563
Net investment income	84,985,935	21,288,571	262,823
Net realized gain (loss)	804,231	—	—
Net change in unrealized appreciation (depreciation)	9,489,236	(1,264,979)	(12,378)
Net increase (decrease) in net assets resulting from operations	$95,279,402	$20,023,592	$250,445

Net increase (decrease) in Net Assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	For the period December 9, 2021 (commencement of operations) through December 31, 2021
Interest income	$146,028,443	$26,891,147	$271,386
Other income	779,285	—	—
Dividend income	170,371	—	—
Total Investment Income	$146,978,099	$26,891,147	$271,386

Total investment income increased to $147.0 million for the year ended December 31, 2023 from $26.9 million in the prior period primarily driven by our deployment of capital and the increased balance of our investments. Total investment income increased to $26.9 million for the year ended December 31, 2022 from $0.3 million in the prior period primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $1.4 billion at December 31, 2023 from $737.7 million at December 31, 2022.

Rising interest rates have favorably impacted our investment income during 2023 due to the floating rate nature of our investments. Despite constructing our portfolio factoring in higher interest rates when determining appropriate capital structures of our borrowers, continued interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates occur concurrently during a slowdown in growth or period of economic weakness, our borrowers’ and potentially our portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	For the period December 9, 2021 (commencement of operations) through December 31, 2021
Interest expense	$55,697,195	$5,465,081	$—
Management fees	4,548,517	—	—
Administration fees	909,833	—	—
Pricing and bookkeeping fees	24,382	34,217	667
Custodian fees	2,019	266	500
Board of Directors’ fees	161,347	—	—
Professional fees	723,734	98,734	7,396
Other general and administrative expenses	621,532	4,278	—
Total Expenses Before Reductions	62,688,559	5,602,576	8,563
Expense support	(696,395)	—	—
Net Expenses	$61,992,164	$5,602,576	$8,563

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the year ended December 31, 2023 and 2022 was $55.7 million and $5.5 million, respectively. The increase in interest expense as compared to the prior year comparable periods was primarily driven by greater borrowings under our credit facility which was entered into August 25, 2022. The average principal balance outstanding increased from $138.9 million for the year ended December 31, 2022 to $621.3 million for the year ended December 31, 2023. For the period ended December 31, 2021, the Fund did not have any borrowings.

Management Fees

For the year ended December 31, 2023, management fees were $4.5 million. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month. Prior to June 9, 2023, the Fund did not incur a management fee.

Other Expenses

Total other expenses increased to $2.4 million for the year ended December 31, 2023 from $0.1 million in the prior period primarily driven by the conversion of the Fund to a BDC, appointment of our Board of Directors in January 2023 and an increase in other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund. For the year ended December 31, 2022 total other expenses increased from $8.6 thousand in the prior period primarily driven by the larger portfolio and associated costs with managing the Fund.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. The election to be treated as a RIC will apply to the period from June 6, 2023 through December 31, 2023 and in subsequent years. For the periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Unit Holders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Unit Holders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual required distributable amount of income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the period from June 6, 2023 to December 31, 2023, the Fund incurred no U.S. federal income taxes, including excise taxes. For the periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

Realized Gain (Loss)

Realized gain (loss) was comprised of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022	For the period December 9, 2021 (commencement of operations) through December 31, 2021
Realized gain (loss) on investments	$804,231	$—	$—
Net Realized Gain (Loss) on Investments	$804,231	$—	$—

For the year ended December 31, 2023, the Fund generated net realized gain on investments of $0.8 million from the sale of two investments. For the periods ended December 31, 2022 and 2021, the Fund did not generate any realized gain (loss) on investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022	For the period December 9, 2021 (commencement of operations) through December 31, 2021
Net change in unrealized appreciation (depreciation) on investments	$9,489,236	$(1,264,979)	$(12,378)
Net Unrealized Appreciation (Depreciation) on Investments	$9,489,236	$(1,264,979)	$(12,378)

For the year ended December 31, 2023, the fair value of our debt investments increased due to spread tightening in the credit market and the financial performance of our portfolio companies, offset by isolated deterioration in the credit performance of a small number of portfolio companies. For the year ended December 31, 2022, the fair value of our debt investments decreased primarily driven by spread widening in the credit markets. For the period ended December 31, 2021, the fair value of our debt investments decreased primarily driven by spread widening in the credit markets.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of Units, proceeds from net borrowings on our credit facilities, income earned and repayments on principal on our debt investments. The primary uses of our cash are for (i) originating and purchasing debt and other investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) cash distributions to the holders of our units and (v) funding repurchases under our unit repurchase program.

As of December 31, 2023 and December 31, 2022, we had one asset-based leverage facility.

In order to finance certain investment transactions, the Fund may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Fund sells to Macquarie Bank Limited an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date, generally not to exceed 180-days from the date it was sold.

The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2023 and December 31, 2022, we had an aggregate amount of $743.0 million and $383.8 million of debt outstanding and our asset coverage ratio was 191% and 221%, respectively.

Cash as of December 31, 2023, taken together with our $207.0 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

Although we were able to secure financing in 2022, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained previously. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of December 31, 2023, we had $46.2 million in cash and $13.8 million in short-term liquid investments. During the year ended December 31, 2023, cash used in operating activities was $534.3 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $477.7 million during the period, primarily as a result of calling capital from investors and net borrowings.

During the year ended December 31, 2022, cash used in operating activities was $621.9 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $724.1 million during the period, primarily as a result of calling capital from investors and net borrowings.

During the period ended December 31, 2021, cash used in operating activities was $96.2 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $96.9 million during the period, primarily as a result of calling capital from investors.

Equity

Prior to the BDC Conversion, the Fund operated as a private limited partnership. As a private limited partnership, the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as Limited Partners. An affiliate of the Fund, FIAM Institutional Funds Manager, LLC, served as the general partner of the Fund and had a capital commitment of $10,000 which was fully funded prior to the BDC Conversion. In connection with the BDC Conversion, existing investors were admitted as members of the Fund. Capital Commitments of investors pursuant to subscription agreements entered into prior to the BDC Conversion continue to be outstanding capital commitments to the Fund. Existing capital accounts of Limited Partners were converted to corresponding Units of the Fund. Following the BDC Conversion, the Fund expects to continue to enter into separate subscription agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each subscriber makes a Capital Commitment to purchase Units of the Fund pursuant to the subscription agreement. Subscribers are required to make Capital Contributions to purchase Units of the Fund each time the Fund delivers a drawdown notice. Capital Commitments will generally be drawn from investors by the Fund as needed, upon 10 Business Days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion.

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units of the Fund as of December 31, 2023 and more than 99% of the total members’ equity of the Fund as of December 31, 2022.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, we had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

	December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
General Partner	$10,000	$-	0.0%
Limited Partners	725,000,000	282,712,978	39.0%
Total	$725,010,000	$282,712,978	39.0%

	December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
General Partner	$10,000	$-	0.0%
Limited Partners	700,000,000	603,111,000	86.2%
Total	$700,010,000	$603,111,000	86.2%

The following table summarizes total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2023
January 11, 2023	-*	$36,100,014
January 23, 2023	-*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
July 6, 2023	499,500	5,000,000
August 30, 2023	995,025	10,000,000
October 30, 2023	985,222	10,000,000
Total capital drawdowns	8,539,945	$151,101,022

For the Year Ended December 31, 2022
February 23, 2022	-*	$17,695,007
February 25, 2022	-*	18,462,999
March 11, 2022	-*	3,598,988
March 23, 2022	-*	5,005
March 29, 2022	-*	564,994
April 13, 2022	-*	11,363,002
April 27, 2022	-*	30,038,989
May 2, 2022	-*	11,393,991
May 3, 2022	-*	27,777,990
May 5, 2022	-*	999,986
June 17, 2022	-*	17,111,003
August 17, 2022	-*	7,000,008
August 19, 2022	-*	27,891,012
August 29, 2022	-*	19,495,002
November 14, 2022	-*	72,000,012
December 7, 2022	-*	35,000,009
December 20, 2022	-*	47,000,010
December 27, 2022	-*	60,000,009
Total capital drawdowns	-*	$407,398,016

For the Period from December 9, 2021 through December 31, 2021
December 9, 2021+	-*	$10,000
December 10, 2021	-*	50,798,000
December 16, 2021	-*	7,068,000
December 20, 2021	-*	24,766,000
December 22, 2021	-*	14,257,000
Total capital drawdowns	-*	$96,899,000

*Capital investment occurred prior to unitization of the Fund. These capital investments were converted to 53,784,131 units on January 31, 2023.

+The contribution made on December 9, 2021 was the sole contribution of the General Partner in fulfillment of the General Partner’s capital commitment to the Fund. All other contributions presented prior to January 31, 2023 are those of all other partners.

Distributions

The following tables summarize distributions declared for the years ended December 31, 2023 and December 31, 2022 and the period from December 9, 2021 through December 31, 2021:

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,203	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
July 2023	0.05		3,152,702	2,920,181
August 2023	0.11		7,221,550	2,320,830
September 2023	0.11		7,296,972	2,387,948
October 2023	0.14		8,879,552	2,927,901
November 2023	0.10		6,476,842	2,175,410
December 2023	0.30		19,608,732	6,660,544
	$1.29		$85,027,749	$51,168,034

*Capital distribution occurred prior to unitization of the Fund.

Month	General Partner Distributions	Reinvestment of General Partner Distributions	Limited Partner Distributions	Reinvestment of Limited Partner Distributions
January 2022	$21	$21	$541,381	$541,381
February 2022	19	19	493,688	493,688
March 2022	45	45	1,134,986	1,134,986
April 2022	32	32	812,781	812,781
May 2022	51	51	1,289,559	1,289,559
June 2022	54	54	1,373,039	1,373,039
July 2022	70	70	1,786,611	1,786,611
August 2022	70	70	1,779,827	1,779,827
September 2022	61	61	1,561,595	1,561,595
October 2022	118	118	3,004,873	3,004,873
November 2022	113	113	64,889,105	2,889,111
December 2022	196	196	4,978,418	4,978,418
	$850	$850	$83,645,863	$21,645,869
December 2021	$27	$27	$261,434	$261,434
	$27	$27	$261,434	$261,434

Unit Repurchase Program

Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder has the right to require the Fund to repurchase any Units. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

During the year ended December 31, 2023, there were no repurchases of Units.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the year ended December 31, 2023 were $621.3 million and 7.81%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the year ended December 31, 2022 were $138.9 million and 6.14%, respectively. Our outstanding debt obligations were as follows:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$500,000,000	$321,000,000	$321,000,000
Short-Term Borrowings	62,846,018	62,846,018	62,846,018
Total	$562,846,018	$383,846,018	$383,846,018

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
Fidelity Direct Lending Fund I JSPV LLC Facility	$743,000,000	$—	$—	$743,000,000	$—
Total Debt Obligations	$743,000,000	$—	$—	$743,000,000	$—

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of December 31, 2023 and December 31, 2022, we had unfunded commitments to borrowers in the aggregate principal amount of $246.5 million and $223.5 million, respectively.

From time to time, we may become party to certain legal proceedings in the ordinary course of business. At December 31, 2023, we are not aware of any pending or threatened litigation.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Advisory Agreement;
•
the Administration Agreement;
•
Pricing and bookkeeping;
•
the Amended and Restated Expense Support Agreement;
•
Placement Agent Agreement;
•
Affiliated investments; and
•
Subscription agreements with affiliated investors.

In addition to the aforementioned agreements, we, our Adviser, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Financial Statements – Note 11. Subsequent Events” for a summary of recent developments.

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

Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a Fair Value Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2023, 100% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$41,287,101	$22,290,000	$18,997,101
Up 200 basis points	27,524,734	14,860,000	12,664,734
Up 100 basis points	13,762,367	7,430,000	6,332,367
Down 100 basis points	(13,762,367)	(7,430,000)	(6,332,367)
Down 200 basis points	(27,524,734)	(14,860,000)	(12,664,734)
Down 300 basis points	(41,287,101)	(22,290,000)	(18,997,101)

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	96
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022	97
Consolidated Statement of Operations for the years ended December 31, 2023 and December 31, 2022 and for the period December 9, 2021 (commencement of operations) through December 31, 2021.	98
Consolidated Statement of Changes in Net Assets for the years ended December 31, 2023 and December 31, 2022 and for the period December 9, 2021 (commencement of operations) through December 31, 2021	99
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022 and for the period December 9, 2021 (commencement of operations) through December 31, 2021	100
Consolidated Schedules of Investments as of December 31, 2023 and December 31, 2022	101
Notes to Consolidated Financial Statements	117

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Trustees of Fidelity Private Credit Company LLC (formerly, Fidelity Private Credit Central Fund LLC):

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidelity Private Credit Company LLC (formerly, Fidelity Private Credit Central Fund LLC) (the “Fund”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended and for the period from December 9, 2021 (commencement of operations) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period then ended and for the period from December 9, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, borrowers, and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 22, 2024

We have served as the Fund’s auditor since 2022.

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022

Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,371,453,021 and $739,018,787)	$1,379,664,900	$737,741,430
Cash	46,194,052	102,825,803
Deferred financing costs	7,352,890	4,780,927
Receivables from sales and paydowns of investments	—	112,421
Interest receivable	9,137,528	4,948,342
Prepaid expenses	73,097	—
Total Assets	1,442,422,467	850,408,923
Liabilities
Debt	743,000,000	383,846,018
Due to custodian	1,087,223	—
Payable for purchases of securities	130,378	—
Distribution payable	5,881,549	—
Interest payable	15,890,115	3,962,894
Management fee payable	699,223	—
Due to affiliates	139,974	4,161
Other accounts payable and accrued liabilities	502,237	24,791
Total Liabilities	767,330,699	387,837,864
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	666,533,716	464,205,202
Total distributable earnings (loss)	8,558,052	(1,634,143)
Total Net Assets	$675,091,768	$462,571,059
Total Liabilities and Net Assets	$1,442,422,467	$850,408,923
Net Asset Value per unit (66,969,593 and 0 units issued and outstanding as of December 31, 2023 and December 31, 2022 respectively)	$10.08	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Statements of Operations

	Year Ended December 31,		For the period December 9 (commencement of operations) through December 31
	2023	2022	2021
Investment Income
From non-controlled / non-affiliate investments
Interest income	$146,028,443	$26,891,147	$271,386
Dividend income	74,281	—	—
Other income	779,285	—	—
From non-controlled / affiliate investments
Dividend income	96,090	—	—
Total Investment Income	146,978,099	26,891,147	271,386
Expenses
Interest expense	55,697,195	5,465,081	—
Management fees	4,548,517	—	—
Administration fees	909,833	—	—
Pricing and bookkeeping fees	24,382	34,217	667
Custodian fees	2,019	266	500
Board of Directors’ fees	161,347	—	—
Professional fees	723,734	98,734	7,396
Other general and administrative expenses	621,532	4,278	—
Total Expenses Before Reductions	62,688,559	5,602,576	8,563
Expense support	(696,395)	—	—
Net Expenses	61,992,164	5,602,576	8,563
Net Investment Income (Loss)	84,985,935	21,288,571	262,823
Net Realized and Unrealized Gains (Losses) on Investments
Realized gain (loss) on non-controlled / non-affiliate investments	804,231	—	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	9,489,236	(1,264,979)	(12,378)
Net Realized and Unrealized Gains (Losses) on Investments	10,293,467	(1,264,979)	(12,378)
Net Increase (Decrease) in Net Assets Resulting from Operations	$95,279,402	$20,023,592	$250,445

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,		For the period December 9 (commencement of operations) through December 31
	2023	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$84,985,935	$21,288,571	$262,823
Net realized gain (loss) on investments	804,231	—	—
Net change in unrealized appreciation (depreciation) on investments	9,489,236	(1,264,979)	(12,378)
Net Increase (Decrease) in Net Assets Resulting from Operations	95,279,402	20,023,592	250,445
Capital Activity
Capital contributions	151,101,022	407,398,016	96,899,000
Distributions to Unit Holders	(85,027,749)	(83,646,713)	(261,461)
Reinvestment of distributions	51,168,034	21,646,719	261,461
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	117,241,307	345,398,022	96,899,000
Total Increase (Decrease) in Net Assets	212,520,709	365,421,614	97,149,445
Net assets, beginning of period	462,571,059	97,149,445	—
Net Assets, End of Period	$675,091,768	$462,571,059	$97,149,445

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Statements of Cash Flows

	Year Ended December 31,		For the period December 9 (commencement of operations) through December 31
	2023	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$95,279,402	$20,023,592	$250,445
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(675,605,753)	(644,177,284)	(96,189,972)
Proceeds from sales of investments and principal repayments	62,264,593	2,315,913	—
Net proceeds (payments) from sales (purchases) of mutual funds	(13,807,906)	—	—
Net realized (gain) loss on investments	(804,231)	—	—
Net change in unrealized (appreciation) depreciation on investments	(9,489,236)	1,264,979	12,378
Net accretion of discount and amortization of premium	(4,480,937)	(955,066)	(12,378)
Amortization of deferred financing costs	2,027,059	403,073	—
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	112,421	(112,421)	—
(Increase) decrease in interest receivable	(4,189,186)	(4,689,333)	(259,009)
(Increase) decrease in prepaid expenses	(73,097)	—	—
Increase (decrease) in due to custodian	1,087,223	—	—
Increase (decrease) in payable for purchases of securities	130,378	—	—
Increase (decrease) in interest payable	11,927,221	3,962,894	—
Increase (decrease) in management fee payable	699,223	—	—
Increase (decrease) in due to affiliates	135,813	3,494	667
Increase (decrease) in other accounts payable and accrued liabilities	477,446	16,894	7,897
Net Cash Provided by (Used in) Operating Activities	(534,309,567)	(621,943,265)	(96,189,972)
Cash Flows from Financing Activities:
Payment of financing costs	(4,599,022)	(5,184,000)	—
Capital contributions	151,101,022	407,398,016	96,899,000
Capital distributions	(27,978,166)	(61,999,994)	—
Proceeds from borrowings	422,000,000	423,846,018	—
Repayment of borrowings	(62,846,018)	(40,000,000)	—
Net Cash Provided by (Used in) Financing Activities	477,677,816	724,060,040	96,899,000
Net change in cash	(56,631,751)	102,116,775	709,028
Cash as of the beginning of the period	102,825,803	709,028	—
Cash as of the end of the period	$46,194,052	$102,825,803	$709,028
Supplemental information and non-cash financing activities
Non-cash distributions	$51,168,034	$21,646,719	$261,461
Reinvestment of distributions	$(51,168,034)	$(21,646,719)	$(261,461)
Cash paid for interest expense	$41,742,915	$1,099,115	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	12.24%	5/3/2029	8,352,515	$8,121,298	$8,344,163
Cadence - Southwick, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	6.75%	12.26%	5/3/2028	911,475	821,881	908,057
								8,943,179	9,252,220	1.37%
Air Freight & Logistics
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR	+	4.75%	10.20%	11/23/2028	15,405,000	14,932,105	15,405,000
Omni Intermediate Holdings, LLC (i)(l)	Term Loan	SOFR	+	5.00%	10.54%	12/30/2026	27,278,848	27,021,061	26,090,236
Omni Intermediate Holdings, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/30/2026	-	(5,973)	(204,969)
R1 Holdings Merger Sub, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.72%	12/29/2028	21,913,650	21,336,855	21,913,650
R1 Holdings Merger Sub, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.25%	11.65%	12/29/2028	2,499,489	2,378,571	2,499,489
R1 Holdings Merger Sub, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	11.72%	12/29/2028	330,317	193,025	330,317
STG Logistics Inc (j)(l)	Term Loan	SOFR	+	6.00%	11.50%	3/24/2028	41,764,000	41,242,895	39,049,340
								107,098,539	105,083,063	15.56%
Application Software
ACP Avenu Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.64%	10/2/2029	18,750,000	18,249,051	18,506,250
ACP Avenu Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	10/2/2029	-	(172,529)	(84,964)
ACP Avenu Buyer, LLC (f)(i)	Delayed Draw Term Loan		-		-	10/2/2029	-	(62,244)	(61,286)
ACP Falcon Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.85%	8/1/2029	23,776,445	23,097,577	23,443,575
ACP Falcon Buyer, Inc. (f)(i)	Revolving Credit Facility		-		-	8/1/2029	-	(181,779)	(91,000)
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	7.25%	12.61%	12/9/2029	31,471,935	30,623,051	31,471,935
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)	Revolving Credit Facility		-		-	12/9/2028	-	(84,134)	-
Finastra USA Inc (f)(i)	Revolving Credit Facility	SOFR	+	7.25%	12.61%	9/13/2029	2,064,677	1,915,754	2,002,271
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR	+	6.50%	11.86%	3/1/2028	19,703,272	19,371,185	19,112,174
Lightspeed Solutions, LLC (f)(j)	Delayed Draw Term Loan	SOFR	+	6.50%	11.86%	3/1/2028	1,056,774	1,049,486	873,242
Prism Parent Co Inc. (f)(j)	Delayed Draw Term Loan		-		-	9/19/2028	-	(73,315)	(92,593)
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.75%	11.11%	9/19/2028	31,440,907	30,914,795	31,126,498
								124,646,898	126,206,102	18.70%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Automotive Parts & Equipment
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.50%	11.00%	6/1/2027	15,680,000	$15,349,375	$15,272,320
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.50%	11.00%	6/1/2027	14,820,975	14,820,975	14,435,630
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.21%	6/1/2027	19,390,875	18,911,599	19,022,448
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR	+	4.50%	10.05%	8/31/2028	24,859,459	24,416,572	20,881,946
Arrowhead Holdco Company (j)(l)	Delayed Draw Term Loan	SOFR	+	4.50%	10.05%	8/31/2028	2,270,270	2,270,270	1,907,027
								75,768,791	71,519,371	10.59%
Building Products
Copperweld Group, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	11.61%	3/31/2026	38,131,371	36,986,198	37,940,714
Copperweld Group, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	11.64%	3/31/2026	3,553,299	3,406,502	3,527,919
								40,392,700	41,468,633	6.14%
Commodity Chemicals
Soteria Flexibles Corporation (f)(i)	Delayed Draw Term Loan		-		-	8/15/2029	-	(85,507)	(102,019)
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR	+	5.75%	11.10%	8/15/2029	15,419,786	15,051,614	15,203,909
Soteria Flexibles Corporation (f)(i)	Revolving Credit Facility		-		-	8/15/2029	-	(138,562)	(82,704)
								14,827,545	15,019,186	2.22%
Data Processing & Outsourced Services
VRC Companies LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.12%	6/29/2027	15,647,699	15,254,879	15,569,461
VRC Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.13%	6/29/2027	18,999,428	18,999,428	18,904,431
								34,254,307	34,473,892	5.11%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Diversified Support Services
Hobbs & Associates Inc (i)(l)	Term Loan	SOFR	+	6.50%	12.00%	4/11/2029	3,119,347	$3,045,403	$3,119,347
Hobbs & Associates Inc (f)(i)	Delayed Draw Term Loan	SOFR	+	6.50%	11.86%	4/11/2029	5,399,050	5,256,037	5,399,050
Hobbs & Associates, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.95%	4/11/2029	22,042,475	21,437,483	22,042,475
Hobbs & Associates, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.95%	4/11/2029	24,944,996	24,268,892	24,944,996
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	6.25%	11.75%	12/30/2025	35,372,250	34,891,502	34,381,827
MRI Acquisitions, Inc (f)(i)	Delayed Draw Term Loan		-		-	12/30/2025	-	(64,302)	(280,000)
MRI Acquisitions, Inc (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	11.81%	12/30/2025	333,333	301,041	263,333
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	6.00%	11.68%	12/1/2028	24,117,629	23,498,168	23,779,982
Ruppert Landscape, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.50%	12/1/2028	6,295,652	6,102,579	6,207,513
Ruppert Landscape, LLC (f)(j)	Revolving Credit Facility	SOFR	+	6.00%	11.45%	12/1/2028	1,795,652	1,686,226	1,734,783
								120,423,029	121,593,306	18.02%
Electronic Components
AEP Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	12.04%	10/5/2027	24,628,856	23,999,113	24,259,423
AEP Passion Intermediate Holdings, Inc. (f)(i)	Delayed Draw Term Loan	SOFR	+	6.50%	11.96%	10/5/2027	76,451	(7,271)	25,233
AEP Passion Intermediate Holdings, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	6.50%	11.96%	10/5/2027	1,152,533	1,110,166	1,126,921
								25,102,008	25,411,577	3.76%
Environmental & Facilities Services
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.27%	2/7/2028	40,148,869	39,108,632	39,827,678
Pavement Partners Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.75%	12.42%	2/7/2028	5,750,000	5,597,693	5,704,000
Pavement Partners Interco, LLC (f)(i)	Revolving Credit Facility		-		-	2/7/2028	-	(95,425)	(30,151)
USA Water Intermediate Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.71%	1/27/2028	32,967,000	32,261,269	32,967,000
USA Water Intermediate Holdings, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.25%	11.71%	1/27/2028	420,000	297,016	420,000
USA Water Intermediate Holdings, LLC (f)(i)	Revolving Credit Facility		-		-	1/27/2028	-	(92,001)	-
								77,077,184	78,888,527	11.68%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Facilities
Infusion Services Management, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.98%	7/7/2028	18,995,691	$18,466,912	$18,805,734
Infusion Services Management, LLC (f)(i)	Delayed Draw Term Loan		-		-	7/7/2028	-	(192,891)	(70,950)
Infusion Services Management, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.50%	12.00%	7/7/2028	1,541,085	1,498,067	1,525,597
								19,772,088	20,260,381	3.01%
Health Care Services
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.46%	9/6/2028	36,518,637	35,623,834	36,518,637
AB Centers Acquisition Corporation (f)(j)	Revolving Credit Facility		-		-	9/6/2028	-	(73,582)	-
CareRing Health, LLC (f)(j)	Delayed Draw Term Loan	SOFR	+	6.00%	11.39%	5/4/2028	1,931,034	1,931,034	1,622,069
CareRing Health, LLC (j)(l)	Term Loan	SOFR	+	6.00%	11.50%	5/4/2028	28,531,034	27,999,174	27,732,166
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.97%	1/3/2029	38,414,713	37,573,679	38,184,224
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.95%	1/3/2029	9,045,455	8,849,116	8,991,182
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)	Revolving Credit Facility		-		-	1/3/2029	-	(57,165)	(16,364)
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.93%	12/16/2028	6,682,500	6,507,190	6,642,405
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.93%	12/16/2028	24,812,500	24,169,910	24,663,625
Houseworks Holdings, LLC (f)(i)	Revolving Credit Facility		-		-	12/16/2028	-	(143,241)	(33,541)
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.93%	12/16/2028	44,076,764	42,867,173	43,812,303
Integrated Oncology Network LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.54%	6/24/2025	3,144,529	3,144,528	3,069,060
Integrated Oncology Network LLC (i)	Revolving Credit Facility	SOFR	+	6.00%	11.54%	6/24/2025	571,498	571,498	557,782
Integrated Oncology Network LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.54%	6/24/2025	13,825,190	13,673,813	13,493,385
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.50%	10.96%	12/12/2028	34,041,150	33,450,118	33,700,739
VIP Medical US Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.50%	10.96%	12/12/2028	3,500,000	3,375,676	3,425,000
VIP Medical US Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.50%	10.96%	12/12/2028	2,000,000	1,833,944	1,900,000
								241,296,699	244,262,672	36.18%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Human Resource & Employment Services
Future Care Associates LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.25%	1/27/2029	29,700,000	$29,041,010	$29,492,100
Future Care Associates LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.75%	12.25%	1/27/2029	15,920,000	15,378,863	15,745,560
Future Care Associates LLC (f)(i)	Revolving Credit Facility		-		-	1/27/2029	-	(105,831)	(35,000)
								44,314,042	45,202,660	6.69%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (i)(l)	Term Loan	SOFR	+	5.50%	11.11%	12/13/2027	49,000,000	48,504,537	49,000,000
Astro Acquisition LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.50%	11.15%	12/13/2027	1,598,317	1,598,317	1,598,317
Double E Company, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.50%	6/21/2028	15,621,145	15,463,147	14,059,031
Double E Company, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	11.46%	6/21/2028	2,264,317	2,264,317	2,026,432
Double E Company, LLC (f)(i)	Delayed Draw Term Loan		-		-	6/21/2028	-	-	(176,211)
Lake Air Products, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.25%	1/9/2029	39,064,800	38,201,576	38,361,634
Lake Air Products, LLC (f)(i)	Revolving Credit Facility		-		-	1/9/2029	-	(126,495)	(108,000)
								105,905,399	104,761,203	15.51%
Insurance Brokers
Alera Group, Inc. (j)(l)	Term Loan	SOFR	+	6.50%	11.96%	9/30/2028	4,937,500	4,854,962	4,937,500
Alera Group, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.96%	9/30/2028	8,629,375	8,467,546	8,629,375
								13,322,508	13,566,875	2.01%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(j)	Revolving Credit Facility		-		-	11/6/2029	-	(144,695)	(89,038)
WCI-BXC Purchaser, LLC (j)(l)	Term Loan	SOFR	+	6.25%	11.64%	11/6/2030	23,455,994	22,877,896	23,104,155
								22,733,201	23,015,117	3.41%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.35%	10/18/2029	978,528	954,649	955,043
CCI Prime, LLC (f)(i)	Delayed Draw Term Loan		-		-	10/18/2029	-	(10,383)	(10,307)
CCI Prime, LLC (f)(i)	Revolving Credit Facility		-		-	10/18/2029	-	(84,575)	(84,000)
								859,691	860,736	0.13%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.20%	1/13/2029	32,752,500	$32,028,332	$32,424,975
Bron Buyer, LLC (f)(i)	Delayed Draw Term Loan		-		-	1/13/2029	-	(105,472)	(100,000)
Bron Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	1/13/2029	-	(105,402)	(50,000)
								31,817,458	32,274,975	4.78%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR	+	7.00%	12.46%	12/21/2028	44,617,808	42,556,331	44,617,808
Alcami Corporation (f)(i)	Delayed Draw Term Loan		-		-	12/21/2028	-	(202,282)	-
Alcami Corporation (f)(i)	Revolving Credit Facility		-		-	12/21/2028	-	(321,903)	-
								42,032,146	44,617,808	6.61%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)	Revolving Credit Facility	SOFR	+	4.25%	4.25%	12/23/2027	184,049	184,049	15,337
Refresh Buyer LLC (j)(l)	Term Loan	SOFR	+	4.25%	9.60%	12/23/2028	14,466,258	14,332,162	13,670,613
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	4.25%	9.60%	12/23/2028	2,180,982	2,180,982	2,061,028
Refresh Buyer LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.60%	12/23/2028	34,680,745	34,084,357	34,091,173
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	10.60%	12/23/2028	4,968,944	4,887,128	4,884,472
								55,668,678	54,722,623	8.11%
Specialized Consumer Services
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.21%	12/22/2029	8,196,721	7,992,453	7,991,803
Quick Roofing Acquisition, LLC (f)(i)	Revolving Credit Facility		-		-	12/22/2029	-	(211,554)	(212,500)
Quick Roofing Acquisition, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/22/2029	-	(74,059)	(74,385)
SCP WQS Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.10%	10/2/2028	4,361,702	4,267,200	4,283,191
SCP WQS Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.75%	11.10%	10/2/2028	1,274,696	1,121,593	1,146,207
SCP WQS Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	10/2/2028	-	(74,943)	(63,000)
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.60%	12/15/2028	13,167,000	12,880,946	13,087,998
Senske Lawn and Tree Care, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	10.60%	12/15/2028	4,466,250	4,369,751	4,439,453
Senske Lawn and Tree Care, LLC (f)(j)	Revolving Credit Facility	SOFR	+	5.25%	10.61%	12/15/2028	1,000,000	922,205	977,500
Senske Lawn and Tree Care, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	10.60%	12/15/2028	4,470,000	4,373,807	4,443,180
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.82%	11/3/2028	15,840,000	15,568,610	15,491,520
USW Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.83%	11/3/2028	14,967,125	14,720,012	14,637,848
USW Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	11.73%	11/3/2028	2,000,000	1,918,567	1,890,000
								67,774,588	68,038,815	10.07%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trading Companies & Distributors
All States AG Parts LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.61%	9/1/2026	24,748,915	$24,269,886	$23,932,201
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR	+	5.50%	11.00%	8/22/2028	29,371,795	28,885,850	29,254,308
Belt Power Holdings LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.50%	11.00%	8/22/2028	4,271,453	4,211,625	4,244,248
Belt Power Holdings LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.50%	11.00%	8/22/2028	1,391,453	1,337,536	1,377,778
								58,704,897	58,808,535	8.71%
Total First Lien Debt								1,332,735,575	1,339,308,277	198.37%
Second Lien Debt
Air Freight & Logistics
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR	+	8.00%	13.48%	11/23/2029	10,000,000	9,676,838	10,000,000
								9,676,838	10,000,000	1.48%
Total Second Lien Debt								9,676,838	10,000,000	1.48%
Equity
Air Freight & Logistics
REP RO Coinvest IV-A, L.P. (m)(o)	Equity Units						800,000	800,000	856,000
								800,000	856,000	0.13%
Building Products
Copperweld Investor, LLC (o)	Class A Common Units						600,000	1,500,000	1,314,000
								1,500,000	1,314,000	0.19%
Diversified Support Services
Air Control Concepts Holdings, L.P (m)(o)	Class A-1 Units						67,430	674,296	1,345,220
KLC Fund 1022-CI-A LP (m)(o)	Equity Interest							750,000	528,150
								1,424,296	1,873,370	0.28%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electronic Components
APCT Parent, L.P. (o)	Class A Units				1,500	$1,500,000	$1,589,760
						1,500,000	1,589,760	0.24%
Health Care Services
Personal Care (ITC) Holdings, LLC (o)	Class A Units				187,961	1,879,621	2,217,940
VIP Medical Holdings (o)	Class A Units				1,000,000	10	160,000
VIP Medical Holdings (o)	Series A Preferred Units				1,000,000	1,000,000	1,130,000
						2,879,631	3,507,940	0.52%
Human Resource & Employment Services
FCA Partners LLC (m)(o)	Common Units				500,000	1	5
FCA Partners LLC (m)(o)	Class A Preferred Units				500,000	500,000	270,000
						500,001	270,005	0.04%
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)	Class A Common Units				1,000	1,000,000	451,360
Lake Air Products Aggregator LLC (m)(o)	Common Units				1,000,000	1,000,000	1,200,000
						2,000,000	1,651,360	0.25%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (m)(o)	Equity Interest					608,108	614,189
						608,108	614,189	0.09%
Packaged Foods & Meats
CCI Prime Holdings, LLC (o)	Series A Preferred Units				92	92,025	93,684
						92,025	93,684	0.01%
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (o)	Class A Units				1,000	1,000,000	1,188,410
						1,000,000	1,188,410	0.18%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Specialized Consumer Services
Mustang Prospects Holdco, LLC (o)	Class A Units				950	$949,737	$1,026,238
Mustang Prospects Holdco, LLC (o)	Class B Units				949,765	9	436,892
Quick Roofing Topco, LLC (m)(o)	Class A Interest				327,869	327,869	327,869
USW Holdings, LLC (o)	Class A-1 Units				627	651,026	519,000
						1,928,641	2,309,999	0.34%
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,000,000	1,000,000	1,280,000
						1,000,000	1,280,000	0.19%
Total Equity						15,232,702	16,548,717	2.46%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - Investor Class, 5.23% (h)(n)	Mutual Fund				13,807,906	13,807,906	13,807,906
						13,807,906	13,807,906	2.05%
Total Money Market Mutual Funds						13,807,906	13,807,906	2.05%
Total Investments -- non-controlled/ non-affiliate						$1,371,453,021	$1,379,664,900	204.36%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) which resets daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Notes to Consolidated Financial Statements for more information on the Fund's unfunded commitments.
(g)
Tickmark not used.
(h)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(i)
The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(j)
The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(k)
The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2023, non-qualifying assets represented 0.4% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the Fund at period end.
(o)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $16,548,717 or 2.5% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023	674,296
APCT Parent, L.P.	Class A Units	2/14/2023	1,500,000
Belt Power Parent, LLC	Class A Units	8/22/2022	1,000,000
Bron Holdings, LLC	Class A Units	1/13/2023	1,000,000
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Copperweld Investor, LLC	Class A Common Units	12/15/2022	1,500,000
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
FCA Partners LLC	Common Units	4/17/2023	1
FCA Partners LLC	Class A Preferred Units	4/17/2023	500,000
KLC Fund 1022-CI-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 05/31/2023	949,737
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 05/31/2023	9
Personal Care (ITC) Holdings, LLC	Class A Units	02/14/2023 - 10/18/2023	1,879,621
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO Coinvest IV-A, L.P.	Equity Units	12/29/2022	800,000
USW Holdings, LLC	Class A-1 Units	11/03/2022 - 12/05/2023	651,026
VIP Medical Holdings	Class A Units	12/12/2022	10
VIP Medical Holdings	Series A Preferred Units	12/12/2022	1,000,000
WCI-BXC Investment Holdings LP	Equity Interest	11/6/2023	608,108

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

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

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

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

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

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

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

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

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

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

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC)

Notes to Consolidated Financial Statements

Note 1. Organization.

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC) (the “Fund”) is a non-diversified, closed-end management investment company. The Fund was formed on September 16, 2021, as a Delaware limited partnership named Fidelity Direct Lending Fund L.P. and elected, on January 31, 2023, to amend its legal structure to a Delaware limited liability company, adopt a fiscal year end of December 31, 2022, and was renamed Fidelity Private Credit Central Fund LLC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. The Fund has entered into an Investment Advisory Agreement with Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), a Delaware limited liability company. Prior to May 10, 2023, FIAM LLC was the Adviser. Prior to January 31, 2023, FIAM Institutional Funds Manager, LLC (“FIAMIFM”), a Delaware limited liability company and a wholly owned subsidiary of FIAM Holdings Corp., was the general partner of the Fund (“General Partner”).

Effective January 31, 2023, the General Partner and the Limited Partners became unit holders of the Fund (“Unit Holder”) and the interests in the Limited Partnership were converted into Common Units of the Fund. Within these Consolidated Financial Statements and Notes to Consolidated Financial Statements, all references to Unit Holder and net assets prior to January 31, 2023 are referring to Partners and Partners’ Capital, respectively.

On June 1, 2023, the Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and also intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve its investment objective by investing primarily in directly originated loans to private companies but also in liquid credit investments, like broadly syndicated loans, and other select private credit investments. The Fund generally seeks to invest in loans that carry variable (i.e., “floating”) interest rates. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. Specific private investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Adviser may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or affiliates may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions. In order to provide liquidity for unit repurchases, the Fund intends to maintain an allocation to syndicated loans and other liquid investments.

Note 2. Significant Accounting Policies.

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. Dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of December 31, 2023 and December 31, 2022, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Income Taxes

The Fund was formerly classified as a partnership for U.S. federal income tax purposes. While the Fund was classified as a partnership no provisions for income taxes were recorded in the consolidated financial statements since the Fund was not subject to income tax. Tax obligations relating to the Fund’s activities were the responsibility of the Unit Holders.

Effective June 6, 2023, the Fund elected to be classified as a corporation for U.S. federal income tax purposes and the Fund intends to elect to be treated as a RIC under the Code for its taxable period starting June 6, 2023 and ended December 31, 2023 and all periods thereafter. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unit Holders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of December 31, 2023 and December 31, 2022, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund files a U.S. federal tax return, in addition to state and local tax returns as required. The Fund’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

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

In addition, based on the excise tax distribution requirements, the Fund will be subject to a 4% nondeductible U.S. federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

For the period from June 6, 2023 to December 31, 2023, the Fund incurred no U.S. federal income taxes, including excise taxes. For the periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

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

Investment Transactions

For financial reporting purposes, the Fund’s investment holdings and net assets include trades executed through the end of the last business day of the period. Realized gains and losses on investments sold are determined using the specific identification method.

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

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of December 31, 2023, and December 31, 2022, no loans in the portfolio were on non-accrual status.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash or highly liquid assets with original maturities of three months or less from the date of purchase. Cash and cash equivalents are carried at amortized cost which approximates fair value. As of December 31, 2023 and December 31, 2022, the Fund did not hold any cash equivalents.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, the amendments enhance required disclosures of segment information for public entities on an annual and interim basis. The ASU allows for early adoption with updates applied retrospectively. The Fund is currently evaluating the impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024 for public business entities (PBEs), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. The ASU allows for early adoption and management can elect to apply the amendments on a prospective or retrospective basis. Management is currently evaluating the impact on the consolidated financial statements.

Note 3. Unit Holder Transactions.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. For the period January 31, 2023 through December 31, 2023, unit transaction activity is as follows:

For the period January 31, 2023 through December 31, 2023
Units
Units issued - initial conversion to unitized LLC	53,784,131
Units issued - contributions during the period	8,539,945
Distributions reinvested	4,645,517
Net increase (decrease)	66,969,593

As of the dates indicated, we had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

	December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
General Partner	$10,000	$-	0.0%
Limited Partners	725,000,000	282,712,978	39.0%
Total	$725,010,000	$282,712,978	39.0%

	December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
General Partner	$10,000	$-	0.0%
Limited Partners	700,000,000	603,111,000	86.2%
Total	$700,010,000	$603,111,000	86.2%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the years ended December 31, 2023 and December 31, 2022 and the period from December 9, 2021 through December 31, 2021:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2023
January 11, 2023	-*	$36,100,014
January 23, 2023	-*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
July 6, 2023	499,500	5,000,000
August 30, 2023	995,025	10,000,000
October 30, 2023	985,222	10,000,000
Total capital drawdowns	8,539,945	$151,101,022

For the Year Ended December 31, 2022
February 23, 2022	-*	$17,695,007
February 25, 2022	-*	18,462,999
March 11, 2022	-*	3,598,988
March 23, 2022	-*	5,005
March 29, 2022	-*	564,994
April 13, 2022	-*	11,363,002
April 27, 2022	-*	30,038,989
May 2, 2022	-*	11,393,991
May 3, 2022	-*	27,777,990
May 5, 2022	-*	999,986
June 17, 2022	-*	17,111,003
August 17, 2022	-*	7,000,008
August 19, 2022	-*	27,891,012
August 29, 2022	-*	19,495,002
November 14, 2022	-*	72,000,012
December 7, 2022	-*	35,000,009
December 20, 2022	-*	47,000,010
December 27, 2022	-*	60,000,009
Total capital drawdowns	-*	$407,398,016

For the Period from December 9, 2021 through December 31, 2021
December 9, 2021+	-*	$10,000
December 10, 2021	-*	50,798,000
December 16, 2021	-*	7,068,000
December 20, 2021	-*	24,766,000
December 22, 2021	-*	14,257,000
Total capital drawdowns	-*	$96,899,000

*Capital investment occurred prior to unitization of the Fund. These capital investments were converted to 53,784,131 units on January 31, 2023.

+The contribution made on December 9, 2021 was the sole contribution of the General Partner in fulfillment of the General Partner’s capital commitment to the Fund. All other contributions presented prior to January 31, 2023 are those of all other partners.

The following tables summarize distributions declared for the years ended December 31, 2023 and December 31, 2022 and the period from December 9, 2021 through December 31, 2021:

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,203	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
July 2023	0.05		3,152,702	2,920,181
August 2023	0.11		7,221,550	2,320,830
September 2023	0.11		7,296,972	2,387,948
October 2023	0.14		8,879,552	2,927,901
November 2023	0.10		6,476,842	2,175,410
December 2023	0.30		19,608,732	6,660,544
	$1.29		$85,027,749	$51,168,034

*Capital distribution occurred prior to unitization of the Fund.

Month	General Partner Distributions	Reinvestment of General Partner Distributions	Limited Partner Distributions	Reinvestment of Limited Partner Distributions
January 2022	$21	$21	$541,381	$541,381
February 2022	19	19	493,688	493,688
March 2022	45	45	1,134,986	1,134,986
April 2022	32	32	812,781	812,781
May 2022	51	51	1,289,559	1,289,559
June 2022	54	54	1,373,039	1,373,039
July 2022	70	70	1,786,611	1,786,611
August 2022	70	70	1,779,827	1,779,827
September 2022	61	61	1,561,595	1,561,595
October 2022	118	118	3,004,873	3,004,873
November 2022	113	113	64,889,105	2,889,111
December 2022	196	196	4,978,418	4,978,418
	$850	$850	$83,645,863	$21,645,869
December 2021	$27	$27	$261,434	$261,434
	$27	$27	$261,434	$261,434

The Private Offering

Prior to the BDC Conversion, the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as limited partners. Following the BDC Conversion, the Fund expects to continue to enter into separate Subscription Agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each subscriber makes a capital commitment (“Capital Commitment”) to purchase Units of the Fund pursuant to the Subscription Agreement. Subscribers are required to make capital contributions (“Capital Contributions”) to purchase Units of the Fund each time the Fund delivers a drawdown notice.

The first closing date occurred on December 9, 2021, on which initial capital was contributed by investors. Additional closings are expected to occur from time to time as determined by the Fund (each, a “Subsequent Closing”). Capital Commitments will be drawn in such amounts and proportions as will be required by the Fund in its sole discretion, provided however, the Fund expects drawdowns to generally be made pro rata in accordance with each Unit Holder’s unfunded Capital Commitments.

In connection with each drawdown, Unit Holders will receive a number of Units corresponding to the Capital Contribution, with such Units issued at a per-share price that will be determined prior to the issuance of such Units and in accordance with the 1940 Act, subject to a determination by the board of directors (the “Board”) (including any committee thereof) or the officers of the Fund that such offer price is not below the Fund’s then current net asset value per Unit of the Fund (“NAV”) as required pursuant to the 1940 Act. Capital Commitments will generally be drawn from Unit Holders by the Fund as needed, upon 10 Business Days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion. Unit Holders of the Fund may waive the 10 Business Days’ written notice requirement in their discretion. “Business Day” shall mean any day other than a Saturday, Sunday or a day when banks in the State of New York are authorized or required by law, regulation or executive order to remain closed.

Distribution Reinvestment Plan

The Fund has adopted an “opt out” distribution reinvestment plan (“DRIP”), which became effective upon the filing of the election to be regulated as a BDC. As a result of adopting the plan, if the Board authorizes, and the Fund declares, a cash dividend or distribution, Unit Holders will have their cash dividends or distributions automatically reinvested in additional Units, rather than receiving cash, unless they “opt out.” Unit Holders who make an affirmative election to “opt out” will receive their distributions in cash. Units issued pursuant to the DRIP will not reduce a Unit Holder’s Capital Commitments to the Fund.

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

Unit Holders who elect to receive distributions in the form of Units are generally subject to the same U.S. federal, state and local tax consequences as are Unit Holders who receive their distributions in cash. However, since a participating Unit Holder’s cash dividends would be reinvested in Units, such Unit Holder will not receive cash with which to pay applicable taxes on reinvested dividends. A Unit Holder’s basis for determining gain or loss upon the sale of Units received in a distribution from the Fund will generally be equal to the cash that would have been received if the Unit Holder had received the distribution in cash. Any Units received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such Units are credited to the U.S. Unit Holder’s account. If a Unit Holder elects to tender its Units in full and such full tender is accepted by the Fund, any Units issued to the Unit Holder under the plan subsequent to the expiration of the tender offer will be considered part of the Unit Holder’s prior tender, and participant’s participation in the plan will be terminated as of the expiration date of the applicable tender offer.

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

Units that have not been outstanding for at least two years which will be repurchased at 98% of such net asset value (the “Early Repurchase Deduction”). The Early Repurchase Deduction may be waived at the Fund’s discretion. The Fund does not impose any charges in connection with repurchases of Units.

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

For the years ended December 31, 2023 and 2022 and for the period from December 9, 2021 (commencement of operations) through December 31, 2021, the Fund did not repurchase any Units from Unit Holders.

Note 4. Expenses and Transactions with Affiliates.

Prior to May 10, 2023 the Fund was party to an investment advisory agreement with FIAM, pursuant to which FIAM managed the Fund’s investment program and related activities and in a manner that is consistent with applicable laws, rules and regulations.

Investment Advisory Agreement

Effective May 10, 2023, the Fund entered into an Advisory Agreement with FDS. FDS is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. As compensation for advisory services, commencing on June 9, 2023, the Fund will pay an advisory fee (the “Management Fee”) to FDS monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

For the year ended December 31, 2023, management fees were $4,548,517. As of December 31, 2023, $699,223 was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities. The Fund did not incur any management fees during the years ended December 31, 2022 and 2021.

Administration Agreement

Effective May 10, 2023, the Fund entered into an Administration Agreement with FDS. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the Fund operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to Unit Holders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

As compensation for the services of and expenses borne by FDS in its capacity as administrator, commencing on June 9, 2023, the Fund shall pay an administration fee (the “Administration Fee”) to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month.

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

For the year ended December 31, 2023, the Fund incurred $909,833 in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, $139,974 and $0, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities. For the period from December 9, 2021 (commencement of operations) through December 31, 2021, the administration fees were $0.

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

For the years ended December 31, 2023 and 2022, the pricing and bookkeeping fees were $24,382 and $34,217, respectively. For the period from December 9, 2021 (commencement of operations) through December 31, 2021, the pricing and bookkeeping fees were $667. As of December 31, 2023 and December 31, 2022, $0 and $4,161, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first twelve months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on June 1,2023, the Adviser, will be obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses do not exceed 0.50% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian transfer agent fees and third party valuation agent fees, insurance costs, director fees, Administration Fees, and other general and administrative expenses.

Upon the termination of Adviser’s obligation to make Required Expense Payments, the Adviser may elect to pay, at such times as the Adviser determines, certain expenses on the Fund’s behalf, provided that no portion of the payment will be used to pay any interest expense or Unit Holder servicing fees of the Fund (referred to as a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.

In consideration of the Adviser’s agreement to make Expense Payments, the Fund has agreed to repay the Adviser in the amount of any Expense Payment subject to the limitation that a repayment to the Adviser (an “Adviser Reimbursement”) will be made only if and to the extent that: (i) it is payable not more than three years from the date on which the applicable Expense Payment was made by the Adviser; and (ii) the Adviser Reimbursement does not cause the Fund’s Other Operating Expenses during the applicable quarter to exceed the Expense Limitation (as applicable). The Adviser may waive its right to receive all or a portion of any Adviser Reimbursement in any particular calendar month. The Fund’s obligation to make an Adviser Reimbursement shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The Adviser will look only to the assets of the Fund for its performance under the Expense Support Agreement and for any claims for payment. No directors, officers, employees, agents, or Members of the Fund will be personally liable for performance by the Fund under the Expense Support Agreement.

This Expense Support Agreement shall continue in force until November 30, 2024. This Expense Support Agreement shall renew automatically for successive one-year terms, unless either the Fund or the Adviser determines to terminate it after the Initial Term and so notifies the other party.

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

For the year ended December 31, 2023, $696,395 of expense support was recognized and recorded in expense support on the consolidated statements of operations. For the year ended December 31, 2022 and for the period from December 9 (commencement of operations) through December 31, 2021, no expense support was recognized and recorded in expense support on the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, there were no receivables from affiliates included on the consolidated statements of assets and liabilities.

Affiliated Investments

The table below presents the Fund’s affiliated investments:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Investments Money Market Government Portfolio Class I	$—	$94,206,726	$(94,206,726)	$—	$—	$—	$96,090
Total	$—	$94,206,726	$(94,206,726)	$—	$—	$—	$96,090

There were no affiliated holdings at December 31, 2023 and December 31, 2022. Additionally, there were no affiliated investments held during the year ended December 31, 2022.

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

Affiliated Unit Holder Investments

FIAMIFM, as the former General Partner, owned $10,832 of net assets as of December 31, 2022. In addition, the following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	December 31, 2023 % Net Assets	December 31, 2022 % Net Assets
Fidelity Capital and Income Fund	52%	54%
Fidelity Advisor Floating Rate High Income Fund	14%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of December 31, 2023 and more than 99% of the net assets as of December 31, 2022.

Note 5. Investments.

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$1,332,735,575	$1,339,308,277	97.1%	$722,075,271	$720,809,412	97.7%
Total Second Lien Debt	9,676,838	10,000,000	0.7%	9,643,498	9,632,000	1.3%
Total Equity	15,232,702	16,548,717	1.2%	7,300,018	7,300,018	1.0%
Total Money Market Mutual Funds	13,807,906	13,807,906	1.0%	—	—	0.0%
Total Investment Portfolio	$1,371,453,021	$1,379,664,900	100.0%	$739,018,787	$737,741,430	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022
Health Care Services	18.0%	15.7%
Application Software	9.1%	10.8%
Diversified Support Services	8.9%	8.0%
Air Freight & Logistics	8.4%	15.4%
Industrial Machinery & Supplies & Components	7.7%	10.8%
Environmental & Facilities Services	5.7%	0.0%
Automotive Parts & Equipment	5.2%	7.7%
Specialized Consumer Services	5.1%	4.1%
Trading Companies & Distributors	4.4%	4.8%
Soft Drinks & Non-Alcoholic Beverages	4.0%	6.9%
Human Resource & Employment Services	3.3%	0.0%
Pharmaceuticals	3.2%	5.8%
Building Products	3.1%	5.4%
Data Processing & Outsourced Services	2.5%	2.9%
Paper & Plastic Packaging Products & Materials	2.4%	0.0%
Electronic Components	2.0%	0.0%
Life Sciences Tools & Services	1.7%	0.0%
Health Care Facilities	1.5%	0.0%
Commodity Chemicals	1.1%	0.0%
Mutual Funds	1.0%	0.0%
Insurance Brokers	1.0%	1.4%
Aerospace & Defense	0.6%	0.0%
Investment Companies	0.0%	0.3%
Packaged Foods & Meats	0.1%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	December 31, 2023			December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,348,192,965	97.7%	199.7%	$707,315,347	95.9%	152.9%
Australia	31,471,935	2.3%	4.7%	30,426,083	4.1%	6.6%
Total	$1,379,664,900	100.0%	204.4%	$737,741,430	100.0%	159.5%

As of December 31, 2023 and December 31, 2022, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate.

Note 6. Fair Value Measurements.

The Fund categorizes the inputs to valuation techniques used to value its investments into a disclosure hierarchy consisting of three levels as shown below:

Level 1 unadjusted quoted prices in active markets for identical investments

Level 2 other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, etc.)

Level 3 unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of December 31, 2023 and December 31, 2022, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

		December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,339,308,277	$1,339,308,277
Second Lien Debt	—	—	10,000,000	10,000,000
Equity	—	—	16,548,717	16,548,717
Mutual Funds	13,807,906	—	—	13,807,906
Total Investment Portfolio	$13,807,906	$—	$1,365,856,994	$1,379,664,900

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$40,500,480	$680,308,932	$720,809,412
Second Lien Debt	—	—	9,632,000	9,632,000
Equity	—	—	7,300,018	7,300,018
Total Investment Portfolio	$—	$40,500,480	$697,240,950	$737,741,430

The following is a reconciliation of investments for which Level 3 inputs were used in determining value:

	Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$680,308,932	$9,632,000	$7,300,018	$697,240,950
Purchases of investments	667,673,069	—	7,932,684	675,605,753
Proceeds from principal repayments and sales of investments	(62,264,593)	—	—	(62,264,593)
Accretion of discount/ amortization of premium	4,447,596	33,341	—	4,480,937
Net realized gain (loss)	804,231	—	—	804,231
Transfers into Level 3	40,500,480	—	—	40,500,480
Net change in unrealized appreciation (depreciation)	7,838,562	334,659	1,316,015	9,489,236
Fair value, end of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2023	$8,602,203	$334,659	$1,316,015	$10,252,877

	Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$96,189,972	$—	$—	$96,189,972
Purchases of investments	585,527,738	9,633,333	7,300,018	602,461,089
Proceeds from principal repayments and sales of investments	(2,112,992)	—	—	(2,112,992)
Accretion of discount/ amortization of premium	888,083	10,165	—	898,248
Net change in unrealized appreciation (depreciation)	(183,869)	(11,498)	—	(195,367)
Fair value, end of period	$680,308,932	$9,632,000	$7,300,018	$697,240,950
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2022	$(183,869)	$(11,498)	$—	$(195,367)

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

The following provides information on Level 3 securities held by the Fund that were valued at December 31, 2023 and December 31, 2022 based on unobservable inputs.

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,339,308,277	Market approach	Transaction price	$97.50	$97.50	$97.50	Increase
		Discounted cash flow	Yield	8.2%	13.9%	11.0%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	11.4%	11.4%	11.4%	Decrease
Equities	16,548,717	Market comparable	Enterprise value / EBITDA multiple (EV/EBITDA)	6.5	17.5	10.5	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$1,365,856,994

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$680,308,932	Market approach	Transaction price	$96.50	$99.00	$97.11	Increase
		Discounted cash flow	Discount rate	9.3%	11.8%	10.5%	Decrease
Second Lien Debt	9,632,000	Discounted cash flow	Discount Rate	13.3%	13.3%	13.3%	Decrease
Equities	7,300,018	Market approach	Transaction price	$-	$1,000.00	$319.39	Increase
Total	$697,240,950

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2023, and December 31, 2022, approximates the fair value.
Note 7. Commitments and Contingencies.

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedule of investments, and changes in those fair values are recorded in the change in net unrealized appreciation (depreciation) on the consolidated statements of operations. The following tables detail the unfunded loan commitments at December 31, 2023 and December 31, 2022:

As of December 31, 2023

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,448
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	6,535,714
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	4,714,286
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	3,338,076
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	554,923
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	1,275,000
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	4,651,683
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	2,529,915
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	2,027,350
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,506,557
CareRing Health, LLC	Delayed Draw Term Loan	5/4/2028	9,103,448
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	429,448
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	1,522,843
Double E Company, LLC	Revolving Credit Facility	6/21/2028	114,537
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	5,736,075
Future Care Associates LLC	Delayed Draw Term Loan	1/27/2029	9,000,000
Future Care Associates LLC	Revolving Credit Facility	1/27/2029	5,000,000
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	3,346,066
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,590,163
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	7,094,986
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	7,695
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	5,060,976
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,166,667
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	4,455,850
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	3,768,844
Prism Parent Co Inc.	Delayed Draw Term Loan	9/19/2028	9,259,259
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	8,500,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	2,975,410
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,498,100
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,883,436
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,552,174
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	5,863,602
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	3,500,000
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	2,750,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
USA Water Intermediate Holdings, LLC	Delayed Draw Term Loan	1/27/2028	5,580,000
USA Water Intermediate Holdings, LLC	Revolving Credit Facility	1/27/2028	4,500,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	3,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	4,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	8,000,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			246,537,199

As of December 31, 2022

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	4,655,172
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,448
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	4,400,000
Arrowhead Holdco Company	Delayed Draw Term Loan	8/31/2028	2,316,603
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	533,021
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	2,442,047
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	3,213,675
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	1,709,402
Blackbird Purchaser Inc	Delayed Draw Term Loan	4/8/2026	8,888,889
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	4,399,323
Double E Company, LLC	Revolving Credit Facility	6/21/2028	1,832,599
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	25,000,000
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	3,500,000
Integrated Oncology Network LLC	Delayed Draw Term Loan	6/24/2025	4,723,336
Integrated Oncology Network LLC	Revolving Credit Facility	6/24/2025	570,927
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	6,097,561
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,500,000
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	5,569,813
PHC Buyer, LLC	Delayed Draw Term Loan	5/4/2028	11,034,483
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	9,259,259
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,607,362
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	4,968,944
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	7,014,580
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	4,194,570
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	6,956,522
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,986,957
Senske Lawn and Tree Care, LLC	Delayed Draw Term Loan	12/15/2028	4,500,000
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	3,750,000
Senske Lawn and Tree Care, LLC	Delayed Draw Term Loan	12/15/2028	4,500,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	15,000,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	4,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	10,000,000
VRC Companies LLC	Delayed Draw Term Loan	6/29/2027	12,702,736
Total Unfunded Commitments			223,514,682

Note 8. Borrowings.

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and 2022, the Fund’s asset coverage was 191% and 221% respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2023 and 2022 were $621,300,811 and 7.81% and $138,930,204 and 6.14%, respectively. For the period from December 9 (commencement of operations) through December 31, 2021 the Fund had no borrowings. The Fund’s outstanding borrowings at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$500,000,000	$321,000,000	$321,000,000
Short-Term Borrowings	62,846,018	62,846,018	62,846,018
Total	$562,846,018	$383,846,018	$383,846,018

For the year ended December 31, 2023 and December 31, 2022, the components of interest expense were as follows:

	For the Years Ended December 31,
	2023	2022
Borrowing interest expense	$52,676,634	$5,062,008
Facility unused fees	993,502	—
Amortization of financing costs	2,027,059	403,073
Total Interest Expense	$55,697,195	$5,465,081

The Fund did not incur any interest expense for the period December 9, 2021 (commencement of operations) through December 31,2021.

Fidelity Direct Lending Fund I JSPV LLC

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

Advances under the Fidelity Direct Lending Fund I JSPV LLC Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of dollar advances), plus an applicable margin of 2.85% per annum except for borrowings denominated in British pounds, for which the applicable margin is 2.97% per annum. The SPV, currently pays a commitment fee of 0.525% per annum of the unused facility amount, based on the average daily unused amount of the financing commitments, subject to minimum utilization amounts.

The SPV had $743,000,000 and $321,000,000 outstanding on the Fidelity Direct Lending Fund I JSPV, LLC Facility as of December 31, 2023 and 2022, respectively.

Short-Term Borrowings

In order to finance certain investment transactions, the Fund may, from time to time, enter into reverse repurchase agreements, whereby the Fund sells to Macquarie Bank Limited an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date, generally not to exceed 180-days from the date it was sold (each a “Short-Term Financing Transaction”). The net purchase price that the Fund must pay to repurchase an investment includes the original purchase amount paid to the Fund by Macquarie Bank Limited to purchase an investment, a financing fee equivalent to 7.25% to 7.88% of the original purchase amount per annum and the value of cash interest payments received by Macquarie Bank Limited on the investment. Securities sold under this arrangement are presented in the Consolidated Schedule of Investments.

Short-term borrowings under the reverse repurchase agreements bore interest at an average applicable interest rate of 7.78% and 6.14% per annum for the year ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, the Fund had $0 and $62,846,018, respectively, of short-term borrowings under the reverse repurchase agreements.

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

Note 9. Income Taxes.

For the period from December 9, 2021 (commencement of operations) to June 5, 2023, the Fund was classified as a partnership for U.S. federal income tax purposes. While the Fund was classified as a partnership no provisions for income taxes were recorded in the consolidated financial statements since the Fund was not subject to income tax. Tax obligations relating to the Fund’s activities were the responsibility of the Unit Holders. Effective June 6, 2023, the Fund elected to be classified as a corporation for U.S. federal income tax purposes and the Fund intends to elect to be treated as a RIC under the Code for its taxable year ending starting June 6, 2023 and December 31, 2023 and all periods thereafter.

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized (2) income or loss recognition on exited investments and (3) other non-deductible expenses.

The Fund makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the period starting June 6, 2023 and ended December 31, 2023, permanent differences were as follows:

Year Ended December 31, 2023
Undistributed net investment income (loss)	$39,893
Accumulated net realized gain (loss)	(141,164)
Paid In Capital	101,271

During the period starting June 6, 2023 and ended December 31, 2023, permanent differences were principally related to income earned by the Fund prior to June 6, 2023, when the fund was classified as a partnership for tax purposes (“Pre-RIC Conversion Income”).

The following reconciles the increase in net assets resulting from operations for the year ended December 31, 2023, to taxable income for the period starting June 6, 2023 and ended December 31, 2023:

Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$95,279,402
Net unrealized (appreciation) depreciation on investments	(9,489,236)
Pre-RIC Conversion Income	(34,963,890)
Other non-deductible expenses and excise tax	2,156,246
Taxable/distributable income	$52,982,522

The components of accumulated gains / losses as calculated on a tax basis for the period starting June 6, 2023 and ended December 31, 2023 was as follows:

Year Ended December 31, 2023
Distributable ordinary income	$346,173
Net unrealized appreciation/(depreciation) on investments	8,211,879
Total accumulated under-distributed (over-distributed) earnings	$8,558,052

The cost and unrealized gain (loss) of the Fund’s investments, as calculated on a tax basis, at December 31, 2023 was as follows:

Year Ended December 31, 2023
Gross unrealized appreciation	$22,685,826
Gross unrealized depreciation	(14,473,947)
Net unrealized appreciation (depreciation) on investments	$8,211,879

Tax cost of investments	$1,371,453,021

Of the distributions declared during the period starting June 6, 2023 and ended December 31, 2023, $52,636,349 were derived from ordinary income, as determined on a tax basis.

The fund designates $52,330,671 of distributions paid during the fiscal year ended 2023 as qualifying to be taxed as section 163(j) interest dividends.

Management has analyzed the Fund’s tax positions taken, or to be taken, on U.S. federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Fund’s consolidated financial statements. The Fund’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 10. Financial Highlights.

The financial highlights for the periods ended December 31, 2023 and 2022 are as follows:

Period January 31, 2023 through December 31, 2023 A
Per Unit Activity
Net asset value per unit, beginning of period	$9.93
Net investment income (loss) B	1.26
Net realized and unrealized gain (loss) B	0.18
Net increase (decrease) in net assets resulting from operations	1.44
Distributions B	(1.29)
Net asset value per unit, end of period	$10.08

	Year Ended December 31,
	2023	2022	2021 C,D
Ratios to average net assets B,E
Net investment income (loss)	13.93%	9.34%	5.74%
Expenses, before reductions	10.28%	2.46%	0.04%
Expenses, after reductions	10.16%	2.46%	0.04%
Portfolio turnover E	5.45%	0.56%	0.00%
Total return F	16.44%
Internal rate of return since inception G,H		9.03%	5.97%
Supplemental Data:
Expenses, before reductions, excluding interest expense	1.15%	0.06%	0.04%
Expenses, after reductions, excluding interest expense	1.03%	0.06%	0.04%

A.
Prior to January 31, 2023, the Fund was not unitized.
B.
Calculated based on weighted average units outstanding during the period.
C.
For the period December 9, 2021 (commencement of operations) through December 31, 2021.
D.
Annualized.
E.
The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.
F.
Total returns of less than 1 year are not annualized. Total Return was not calculated for periods prior to the date that the Fund elected to be regulated as a BDC.
G.
The internal rate of return since commencement (December 9, 2021) (IRR) was computed based on the dates of capital contributions and distributions to and from the Fund, if any, and ending Net Assets. IRR was not calculated for periods subsequent to the date that the Fund elected to be regulated as a BDC.
H.
The computation of the IRR and ratios for an individual unit holder may vary from the IRR and ratios presented due to the timing of capital transactions between unit holders.

Note 11. Subsequent Events.

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to December 31, 2023, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements except as disclosed below.

On March 11, 2024, the Board approved certain operational changes and amendments to existing agreements in anticipation of accepting investments from third-party investors that are not Fidelity-advised funds or accounts. The following changes became effective March 11, 2024: (i) the Board approved the Fund entering into a Private Placement Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units; (ii) the Fund changed its name to “Fidelity Private Credit Company LLC”; (iii) the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement to reflect the Fund’s new name and to make certain changes in connection with accepting third-party investors (and such amendment, along with certain other changes, was approved by existing Unit Holders effective March 11, 2024); (iv) the Board approved a transfer agency fee to be paid by the Fund to Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of FDS; (v) the Fund entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement to reflect that transfer agent fees would be under the Fund’s expense cap; and (vi) the Board approved the use of a new Form of Subscription Agreement for third party investors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Fund and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board

The business and affairs of the Fund are managed under the direction and oversight of the Board. The Directors are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board consists of four members, three of whom are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. The Fund refers to these individuals as the Fund’s “Independent Directors.” The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include valuation of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

Directors

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served
Interested Directors
David B. Jones	1962	Chairman of the Board of Directors	Since 2023
Independent Directors
Jennifer M. Birmingham	1971	Director	Since 2023
Matthew J. Conti	1966	Director	Since 2023
Tara C. Kenney	1960	Director	Since 2023

The address for each director is c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210. While we do not intend to list our units on any securities exchange, if any class of our units is listed on a national securities exchange, our Board will be divided into three classes of directors serving staggered terms of three years each.

Executive Officers who are not Directors

The following information regarding the executive officers who are not directors:

Name	Year of Birth	Position	Length of Time Served
Heather Bonner	1977	President and Treasurer	Since 2023
John J. Burke III	1964	Chief Financial Officer	Since 2023
Margaret Carey	1973	Secretary and Chief Legal Officer	Since 2023
David Gaito	1976	Vice President	Since 2023
Robert Gannon	1972	Vice President	Since 2024
Therese Icuss	1983	Vice President	Since 2023
Harley Lank	1968	Vice President	Since 2023
Ksenia Portnoy	1980	Chief Compliance Officer	Since 2023
Christopher Quinlan	1963	Vice President	Since 2024
Jeffrey Scott	1975	Vice President	Since 2023

The address for each executive officer is c/o Fidelity Private Credit Company LLC, 245 Summer Street, Boston, Massachusetts 02210.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Directors have been divided into two groups—Interested Directors and Independent Directors. Interested Directors are “interested persons” as defined in the 1940 Act.

Interested Directors

David B. Jones. Chairman of the Board of Directors. Mr. Jones also serves as Director of other Fidelity® funds. Prior to his retirement, Mr. Jones served in a variety of positions at Fidelity Investments (1982-2008), retiring as a Senior Vice President. His duties included new product development, serving as a liaison to the board of directors of various Fidelity® funds, and development of policies and procedures for fund investments in derivatives and complex securities. He also served on the FMR Fair Value Committee, which is responsible for day-to-day valuation activities for various Fidelity® funds.

Independent Directors

Jennifer M. Birmingham. Director. Ms. Birmingham also serves as Director of other Fidelity® funds. Ms. Birmingham serves as Managing Director of Princeton University Investment Company (PRINCO) (2010-present). Previously, Ms. Birmingham served in a variety of positions at Deutsche Bank Asset Management (2002-2010), including Managing Director, Global CFO of DB Advisors and Deutsche Insurance Asset Management, Americas CFO of DWS Americas and various legal entities (2005-2010). Prior to Deutsche Bank, Ms. Birmingham was an employee of Investors Bank and Trust Company (1997-2002) and Deloitte & Touche LLP (1993-1997).

Matthew J. Conti. Director. Mr. Conti also serves as Director of other Fidelity® funds. Prior to his retirement, Mr. Conti served in a variety of positions at Fidelity Investments, including as a portfolio manager to certain Fidelity® funds (2000-2018) and research analyst (1995-2003). Mr. Conti serves as a member of the Board of Directors of the Rose Kennedy Greenway Conservancy (2021-present).

Tara C. Kenney. Director. Ms. Kenney also serves as Director of other Fidelity® funds. Prior to her retirement, Ms. Kenney served as Senior Vice President of Boston Common Asset Management (2017-2020). Previously, Ms. Kenney served as Managing Director in a variety of roles for Deutsche Asset Management (2003-2016) as well as Scudder Investments where she was a Portfolio Manager (1995-2003). Currently, Ms. Kenney serves as a Board member for a number of non-profit organizations and academic institutions, including Catholic Charities USA (2017-present) and the Kellogg Institute for International Studies at the University of Notre Dame (2002-present). Ms. Kenney is also an adjunct professor of finance at the University of Notre Dame.

Executive Officers Who are not Directors

Heather Bonner. President and Treasurer. Ms. Bonner also serves as an officer of other funds. Ms. Bonner is a Senior Vice President (2022-present) and is an employee of Fidelity Investments (2022-present). Ms. Bonner serves as Vice President, Treasurer, or Assistant Treasurer of certain Fidelity entities. Prior to joining Fidelity, Ms. Bonner served as Managing Director at AQR Capital Management (2013-2022) and was the Treasurer and Principal Financial Officer of the AQR Funds (2013-2022).

John J. Burke III. Chief Financial Officer. Mr. Burke also serves as Chief Financial Officer of other funds. Mr. Burke is Head of Fidelity Fund and Investment Operations (2018-present) and is an employee of Fidelity Investments. Mr. Burke serves as President, Executive Vice President, or Director of certain Fidelity entities. Previously Mr. Burke served as head of Asset Management Investment Operations (2012-2018).

Margaret Carey. Chief Legal Officer and Secretary. Ms. Carey also serves as an officer of other funds and as CLO of certain Fidelity entities. Ms. Carey is a Senior Vice President, Deputy General Counsel (2019-present) and is an employee of Fidelity Investments.

David Gaito. Vice President. Mr. Gaito also serves as an officer of other funds. Mr. Gaito serves as Head of Direct Lending in the High Income and Alternatives division (2021-present). Mr. Gaito also serves as Chief Executive Officer, President, Assistant Treasurer or Director of certain Fidelity entities and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Gaito served as an executive vice president and division executive at PNC Corporate and Institutional Banking (1999-2021).

Robert Gannon. Vice President, Mr. Gannon also serves as Vice President of other funds. Mr. Gannon is Head of Credit Alternatives Investment Services, including Fidelity Agency Services, in Fidelity’s High Income and Alternatives division (2021-present) and is an employee of Fidelity Investments. Mr. Gannon serves as Assistant Treasurer of Fidelity Direct Lending LLC (2022-present).

Harley Lank. Vice President. Mr. Lank also serves as an officer of other funds. Mr. Lank serves as President of Fidelity Investments’ High Income and Alternatives division, is an employee of Fidelity Investments (1996 – present), and a portfolio manager of certain Fidelity funds and other privately offered funds. Mr. Lank also serves as Chief Executive Officer, President, or Director of certain Fidelity entities. Previously, Mr. Lank managed various Fidelity funds and products.

Therese Icuss. Vice President. Ms. Icuss also serves as an officer of other funds. Ms. Icuss serves as Managing Director of underwriting and credit in the High Income and Alternatives division (2021-present). Ms. Icuss also serves as an officer or Director of certain Fidelity entities and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Ms. Icuss was co-head of underwriting at Twin Brook Capital Partners from 2019-2021, Director (2018-2019) and VP (2016-2017).

Ksenia Portnoy. Chief Compliance Officer. Ms. Portnoy also serves as Chief Compliance Officer of other funds. Ms. Portnoy is a Senior Vice President of Asset Management Compliance (2021-present) and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity, Ms. Portnoy worked in the asset management divisions of Morgan Stanley Investment Management (investment adviser firm, 2020-2021) and Mizuho (investment adviser firm, 2015-2020).

Christopher Quinlan. Vice President. Mr. Quinlan also serves as Vice President of other funds. Mr. Quinlan is Head of Investment Services for Fidelity’s High Income and Alternatives division (2019-present) and is an employee of Fidelity Investments. Mr. Quinlan serves as Chief Operating Officer or Assistant Treasurer of certain Fidelity entities.

Jeffrey Scott. Vice President. Mr. Scott also serves as an officer of other funds. Mr. Scott serves as Managing Director of originations in the High Income and Alternatives division (2021-present) and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Scott was a Managing Director at Madison Capital Funding (now Apogem Capital) (2013-2021).

Non-Executive Officers Who are not Directors

Joseph Benedetti. Assistant Secretary. Mr. Benedetti also serves as Assistant Secretary of other funds. Mr. Benedetti is a Senior Vice President, Deputy General Counsel (2020-present) and is an employee of Fidelity Investments (2020-present). Mr. Benedetti serves as Assistant Secretary of Fidelity Diversifying Solutions LLC (investment adviser firm, 2022-present) and Secretary of certain other Fidelity entities. Previously, Mr. Benedetti served as Secretary of Fidelity Diversifying Solutions LLC (2021-2022). Prior to joining Fidelity, Mr. Benedetti was Assistant General Counsel at Invesco (investment adviser firm, 2019-2020) and Senior Vice President and Managing Counsel at OppenheimerFunds Inc. (investment adviser firm, 2017-2019).

Craig S. Brown. Assistant Treasurer. Mr. Brown also serves as an officer of other funds. Mr. Brown is a Vice President (2015-present) and is an employee of Fidelity Investments. Mr. Brown serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Brown served as Assistant Treasurer of certain Fidelity® funds (2019-2022).

Nati Davidi. Assistant Secretary. Ms. Davidi also serves as Assistant Secretary of other funds. Ms. Davidi is a Vice President, Associate General Counsel (2013-present) and is an employee of Fidelity Investments. Previously, Ms. Davidi served as Assistant Secretary of the North Carolina Capital Management Trust (2016-2022).

Jonathan Davis. Assistant Treasurer. Mr. Davis also serves as an officer of other funds. Mr. Davis is a Vice President (2006-present) and is an employee of Fidelity Investments. Mr. Davis serves as Assistant Treasurer of certain Fidelity entities.

Laura M. Del Prato. Assistant Treasurer. Ms. Del Prato also serves as an officer of other funds. Ms. Del Prato is a Senior Vice President (2017-present) and is an employee of Fidelity Investments. Ms. Del Prato serves as Vice President or Assistant Treasurer of certain Fidelity entities. Previously, Ms. Del Prato served as President and Treasurer of The North Carolina Capital Management Trust: Cash Portfolio and Term Portfolio (2018-2020).

Colm A. Hogan. Assistant Treasurer. Mr. Hogan also serves as an officer of other funds. Mr. Hogan is a Vice President (2016-present) and is an employee of Fidelity Investments. Mr. Hogan serves as Assistant Treasurer of certain Fidelity entities. Previously, Mr. Hogan served as Deputy Treasurer of certain Fidelity® funds (2016-2020) and Assistant Treasurer of certain Fidelity ® funds (2016-2018).

Chris Maher. Assistant Treasurer. Mr. Maher also serves as an officer of other funds. Mr. Maher is a Vice President (2008-present) and is an employee of Fidelity Investments. Mr. Maher serves as Assistant Treasurer of certain Fidelity entities. Previously, Mr. Maher served as Assistant Treasurer of certain funds (2013-2020).

Stacie M. Smith. Assistant Treasurer. Ms. Smith also serves as an officer of other funds. Ms. Smith is a Senior Vice President (2016-present) and is an employee of Fidelity Investments. Ms. Smith serves as Assistant Treasurer of certain Fidelity entities and has served in other fund officer roles.

Jim Wegmann. Assistant Treasurer. Mr. Wegmann also serves as an officer of other funds. Mr. Wegmann is a Vice President (2016-present) and is an employee of Fidelity Investments. Mr. Wegmann serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Wegmann served as Assistant Treasurer of certain Fidelity® funds (2019-2021).

Christina Zervoudakis. Assistant Secretary. Ms. Zervoudakis also serves as Assistant Secretary of other funds. Ms. Zervoudakis is a Vice President and Assistant General Counsel of FMR LLC (diversified financial services company, 2021-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Ms. Zervoudakis was Assistant General Counsel at Invesco (investment adviser firm, 2019-2021); Vice President and Assistant Counsel at OppenheimerFunds, Inc. (investment adviser firm, 2017-2019); and an Executive Director in the Legal Department of Morgan Stanley Investment Management Inc. (investment adviser firm, 2013-2017).

Communications with Directors

Unit Holders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Director or any group or committee of Directors, correspondence should be addressed to the Board or any such individual Directors or group or committee of Directors by either name or title. All such correspondence should be sent to Fidelity Private Credit Company LLC, c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210.

Code of Ethics

The Fund and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Committees of the Board

The Fund’s Board currently has one committee: an audit committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from the Fund. The Fund also does not have a nominating committee; such matters are considered by the full Board, including the Independent Directors, or, when applicable, by only the Independent Directors. The Board will consider nominees for Directors recommended by Unit Holders. Recommendations should be submitted to the Independent Directors in care of the Secretary of the Fund.

Audit Committee

The audit committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of audit engagements with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee is presently composed of three persons including Jennifer Birmingham, Matthew Conti and Tara Kenney, all of whom are considered independent for purposes of the 1940 Act. Jennifer Birmingham serves as the chair of the Audit Committee. Our Board has determined that Jennifer Birmingham qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-X of the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any Unit Holder who requests it.

Board Leadership Structure

The Fund’s business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us, approves the appointment of our investment adviser, administrator and officers, and has oversight of the valuation process used to establish the Fund’s NAV. The role of our Board, and of any individual Directors, is one of oversight and not of management of our day-to-day affairs.

Under our bylaws, our Board may designate one of our Directors as chair to preside over meetings of our Board and meetings of Unit Holders, and to perform such other duties as may be assigned to him or her by our Board. David B. Jones is an interested person and currently serves as Chairman. The Directors have determined that an interested Chairman is appropriate and benefits Unit Holders because an interested Chairman has a personal and professional stake in the quality and continuity of services provided to the Fund. Independent Directors exercise their informed business judgment to appoint an individual of their choosing to serve as Chairman, regardless of whether the Director happens to be independent or a member of management. The Independent Directors have determined that they can act independently and effectively without having an Independent Director serve as Chairman and that a key structural component for assuring that they are in a position to do so is for the Independent Directors to constitute a substantial majority for the Board. The Independent Directors also regularly meet in executive session.

Fidelity® funds are overseen by different Boards of Directors. Our Board oversees the Fund and certain Fidelity’s alternative investment funds. Other Boards oversee Fidelity’s investment-grade bond, money market, asset allocation, high income and equity funds. The use of separate Boards, each with its own committee structure, allows the Directors of each group of Fidelity® funds to focus on the unique issues of the funds they oversee, including common research, investment, and operational issues. On occasion, the separate Boards establish joint committees to address issues of overlapping consequences for the Fidelity® funds overseen by each Board. Our Board believes that, collectively, the Directors have balanced and diverse experience, qualifications, attributes, and skills, which allow the Board to operate effectively in governing the Fund and protecting the interests of Unit Holders.

Board Role in Risk Oversight

The Fund’s Board believes that, collectively, the Directors have balanced and diverse experience, qualifications, attributes, and skills, which allow the Board to operate effectively in governing the Fund and protecting the interests of Unit Holders.

The Board performs its risk oversight function primarily through (i) its Audit Committee, which reports to the entire Board and is comprised solely of Independent Directors, and (ii) active monitoring by our CCO and the Fund’s compliance policies and procedures.

Oversight of the Fund’s investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Fund’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

The Fund believes that the role of the Board in risk oversight is generally effective and appropriate given the extensive regulation to which the Fund is subject as a BDC. As a BDC, the Fund is required to comply with certain regulatory requirements that control the levels of risk in the Fund’s business and operations. For example, the Fund is limited in its ability to enter into transactions with the Fund’s affiliates, including investing in any portfolio company in which one the Fund’s affiliates currently has an investment.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Fund’s executive officers and directors, and any persons holding more than 10% of the Fund’s units, are required to report their beneficial ownership and any changes therein to the SEC. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based on the Fund’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Fund’s executive officers and directors, we believe that during the fiscal year ended December 31, 2023, all section 16(a) filing requirements applicable to such persons were timely filed.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of the Fund’s equity securities as of March 18, 2024:

Name and Address	Dollar Range of Equity Securities in the Fund (1)(2)(3)	Dollar Range of Equity Securities in the Fund Complex (1)(3)(4)
Interested Directors
David B. Jones	None	over $100,000
Independent Directors
Jennifer M. Birmingham	None	None
Matthew J. Conti	None	over $100,000
Tara C. Kenney	None	None

1.
Beneficial ownership has been determined in accordance with Rule 16-1(a)(2) of the Exchange Act.
2.
Dollar ranges were determined using the number of units that are beneficially owned as of March 18, 2024, multiplied by the Fund’s net asset value per unit of $10.21.
3.
The dollar range of equity securities beneficially owned are: none, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
4.
The “Fund Complex” consists of the Fund, Fidelity Risk Parity Fund, Fidelity Macro Opportunities Fund, Fidelity Hedged Equity Fund, and Fidelity Hedged Equity Central Fund, Fidelity Multi-Strategy Credit Fund, Fidelity SAI Convertible Arbitrage Fund, Fidelity SAI Alternative Risk Premia Strategy Fund, Fidelity SAI Alternative Risk Premia Commodity Strategy Fund, and Fidelity Private Credit Fund.

Item 11. Executive Compensation.

Executive Compensation

None of the Fund’s officers will receive direct compensation from the Fund.

Compensation of Directors

The Fund’s Directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chairperson. These Directors are Jennifer Birmingham, Matthew Conti and Tara Kenney. The below table sets forth compensation received by each Director from the Fund Complex for the year ended December 31, 2023:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Committee Retainer Fee	Audit
$170,000	$10,000	$12,000

We also reimburse each of the Directors for all reasonable and authorized business expenses in accordance with the Fund’s policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to the Fund’s Directors who also serve in an executive officer capacity for us or the Adviser.

Name	Total Compensation earned from the Fund for the year ended December 31, 2023 (3)	Total Compensation earned from the Fund Complex for the year ended December 31, 2023
Interested Directors
David B. Jones(1)	$—	$—
Independent Directors
Jennifer M. Birmingham(2)	$40,766	$192,000
Matthew J. Conti	$38,218	$180,000
Tara C. Kenney	$38,218	$180,000
1.
David B. Jones is an interested director and, as such, does not receive compensation from the Fund or the Fund Complex for his services as director.
2.
Includes compensation as Chairperson of the Audit Committee.
3.
The Fund does not have a profit-sharing plan and directors do not receive any pension or retirement benefits from the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2023, 100% of the Fund’s total outstanding Units was held by Fidelity ® funds. As of December 31, 2023, the directors, executive officers, and affiliates of the Fund owned, in the aggregate, less than 1% of total outstanding Units.

The address for each director, executive officer, and owner is c/o Fidelity Private Credit Company LLC, 245 Summer Street, Boston, Massachusetts, 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advisory Agreement; Pricing and Bookkeeping Fees; Administration Agreement; Expense Support Agreement

The Fund has entered into an Advisory Agreement with FDS. As compensation for advisory services, the Fund will pay an advisory fee to FDS monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

The Fund has entered into an Administration Agreement with FDS. As compensation for the services of and expenses borne by FDS in its capacity as administrator, the Fund shall pay an administration fee to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month.

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect until November 30, 2024, or to the extent consistent with the requirements of the 1940 Act, from the date of the Fund’s election to be regulated as a BDC under the 1940 Act, and indefinitely thereafter, but only so long as the continuance after such date shall be specifically approved at least annually by vote of the Board or by vote of a majority of the outstanding voting securities of the Fund.

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

On March 11, 2024, the Fund entered into an Amended Expense Support Agreement with the Adviser. For additional information, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

For the year ended December 31, 2023, we paid the Adviser $4.5 million in base management fees.

For the year ended December 31, 2023, we incurred $0.9 million in administrative fees.

For the year ended December 31, 2023, we reimbursed $0.3 million of expenses advanced by the Adviser.

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

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. We have entered into the Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of the Fund’s Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons

The Board or Audit Committee, as appropriate, reviews potential related party transactions brought to its attention pursuant to the Fund’s compliance policies and procedures. The Fund’s policies and procedures and Code of Ethics place significant restrictions on related party transactions.

Director Independence

For information regarding the independence of the Fund’s directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP (PCAOB ID No. 34) for the years ended December 31, 2023 and December 31, 2022 were $330,000 and $131,000, respectively.

Fees included in the audit fees category are those associated with the seed and annual audit of the Fund’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by Deloitte & Touche LLP for the years ended December 31, 2023 and December 31, 2022.

Audit-related fees are for any services rendered to the Fund that are reasonably related to the performance of the audits or reviews of the Fund’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2023 and December 31, 2022.

Tax Fees

Tax fees of $78,400 and $23,400 were billed by Deloitte & Touche LLP for services rendered to the Fund for professional tax services for the years ended December 31, 2023 and December 31, 2022, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Fund’s tax returns.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2023 and December 31, 2022.

All Other Fees

No fees billed by Deloitte & Touche LLP for products and services provided to the Fund, other than the services reported in “Audit Fees” above, for the years ended December 31, 2023 and December 31, 2022.

No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2023 and December 31, 2022.

Aggregate Non-Audit Fees

Non-audit fees of $225,000 were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the year ended December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Fund’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Fund

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Fund’s independent auditor (the “Independent Auditor”) in order to assure that the performance of these services does not impair the auditor’s independence from the Fund. Accordingly, the Audit Committee has adopted policies and procedures, which sets forth the conditions and procedures governing the pre-approval services that the Independent Auditor proposes to provide.

Annual Approval

On an annual basis, at the time of the appointment of the Fund’s Independent Auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided in accordance with adopted policies and procedures. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the policies and procedures. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

De Minimis Exception

In the event that the Independent Auditor is inadvertently engaged other than by the Audit Committee for a non-audit service, such engagement will not be a violation of the Audit Committee’s Independent Auditor Services Policy if: (i) any and all such services do not aggregate to more than 5% of total revenues paid by the Fund to the Independent Auditor in the fiscal year when services are provided; (ii) the services were not recognized as non-audit services at the time of the engagement; (iii) the services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives; and (iv) separate disclosure of the services retroactively approved under this exception is made in accordance with the proxy disclosure rules.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte & Touche LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Fund that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Fund that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Fund is compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 95 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(3)
4.1	Descriptions of Securities.*
10.1	Advisory Agreement.(1)
10.2	Administration Agreement.(1)
10.3	Form of Subscription Agreement.*
10.4	Custodian Agreement.(2)
10.5	Amended and Restated Expense Support and Conditional Reimbursement Agreement.*
10.6	Waiver of Recoupment Letter.(1)
10.7	Distribution Reinvestment Plan.(1)
10.8	Loan and Security Agreement.(1)
10.9	First Amendment to the Loan and Security Agreement.(1)
10.10	Second Amendment to the Loan and Security Agreement.(1)
10.11	Placement Agent Agreement.(4)
14.1	Code of Ethics of the Fund and the Adviser.*
14.2	Fidelity Funds’ Code of Ethics for President, Treasurer and Principal Accounting Officer.*
21.1	Subsidiaries.*
24.1	Power of Attorney.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(1) Previously filed as an exhibit to the Fund’s Registration Statement on Form 10 filed on June 9, 2023 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Fidelity Private Credit Fund’s Registration Statement on Form N-2 filed on December 30, 2022 and incorporated herein by reference.

(3) Previously filed as Exhibit 3.1 to the Fund’s Current Report on Form 8-K, filed on March 15, 2024.

(4) Previously filed as Exhibit 10.11 to the Fund’s Current Report on Form 8-K, filed on March 15, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: March 22, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (principal executive officer)

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Heather Bonner
Heather Bonner	President and Treasurer (principal executive officer)	Date: March 22, 2024
/s/ John J. Burke III
John J. Burke III	Chief Financial Officer (principal financial officer)	Date: March 22, 2024
/s/ David B. Jones
David B. Jones*	Director and Chairman of the Board	Date: March 22, 2024
/s/ Jennifer M. Birmingham
Jennifer M. Birmingham*	Director	Date: March 22, 2024
/s/ Matthew J. Conti
Matthew J. Conti*	Director	Date: March 22, 2024
/s/ Tara C. Kenney
Tara C. Kenney*	Director	Date: March 22, 2024

*By:	/s/ Heather Bonner
As Agent or Attorney-in-Fact

The original power of attorney authorizing Heather Bonner to execute the Annual Report, and any amendments thereto, for the directors of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.