Form 10-Q
period 2024-03-31
Fidelity Private Credit Co LLC
filed 2024-05-10
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of units of Registrant’s Common Units, outstanding as of May 6, 2024 was 68,946,747

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “plan,” “outlook,” “potential,” “predict,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, and could cause actual events or results or the actual performance of the Fund to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in Ukraine and Israel;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,344,376,065 and $1,371,453,021)	$1,345,603,505	$1,379,664,900
Cash	91,271,520	46,194,052
Deferred financing costs	6,772,063	7,352,890
Receivables from sales and paydowns of investments	95,945	—
Interest receivable	10,074,444	9,137,528
Prepaid expenses	52,162	73,097
Total Assets	1,453,869,639	1,442,422,467
Liabilities
Debt	743,000,000	743,000,000
Due to custodian	—	1,087,223
Payable for purchases of securities	108,588	130,378
Distribution payable	—	5,881,549
Interest payable	15,988,044	15,890,115
Management fee payable	726,347	699,223
Due to affiliates	145,327	139,974
Other accounts payable and accrued liabilities	320,198	502,237
Total Liabilities	760,288,504	767,330,699
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	680,946,563	666,533,716
Total distributable earnings (loss)	12,634,572	8,558,052
Total Net Assets	$693,581,135	$675,091,768
Total Liabilities and Net Assets	$1,453,869,639	$1,442,422,467
Net Asset Value per unit (68,396,902 and 66,969,593 units issued and outstanding as of March 31, 2024 and December 31, 2023 respectively)	$10.14	$10.08

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
From non-controlled / non-affiliate investments
Interest income	$42,974,009	$28,974,632
Dividend income	171,538	—
Other income	402,719	—
Total Investment Income	43,548,266	28,974,632
Expenses
Interest expense	16,819,525	10,040,453
Management fees	2,165,851	—
Administration fees	433,099	16,806
Custodian fees	778	303
Board of Directors’ fees	75,717	—
Professional fees	120,368	68,906
Other general and administrative expenses	209,965	64,919
Total Expenses	19,825,303	10,191,387
Net Investment Income (Loss)	23,722,963	18,783,245
Net Realized and Unrealized Gains (Losses) on Investments
Realized gain (loss) on non-controlled / non-affiliate investments	(1,036)	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(6,984,439)	(1,874,058)
Net Realized and Unrealized Gains (Losses) on Investments	(6,985,475)	(1,874,058)
Net Increase (Decrease) in Net Assets Resulting from Operations	$16,737,488	$16,909,187

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$23,722,963	$18,783,245
Net realized gain (loss) on investments	(1,036)	—
Net change in unrealized appreciation (depreciation) on investments	(6,984,439)	(1,874,058)
Net Increase (Decrease) in Net Assets Resulting from Operations	16,737,488	16,909,187
Capital Activity
Capital contributions	10,000,000	66,100,013
Distributions to Unit Holders	(12,660,968)	(17,513,210)
Reinvestment of distributions	4,412,847	17,513,210
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	1,751,879	66,100,013
Total Increase (Decrease) in Net Assets	18,489,367	83,009,200
Net assets, beginning of period	675,091,768	462,571,059
Net Assets, End of Period	$693,581,135	$545,580,259

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$16,737,488	$16,909,187
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(61,698,804)	(353,933,313)
Proceeds from sales of investments and principal repayments	97,480,307	1,571,466
Net proceeds (payments) from sales (purchases) of mutual funds	(4,241,089)	—
Net realized (gain) loss on investments	1,036	—
Net change in unrealized (appreciation) depreciation on investments	6,984,439	1,874,058
Net accretion of discount and amortization of premium	(4,464,494)	(1,197,458)
Amortization of deferred financing costs	580,827	395,926
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(95,945)	112,421
(Increase) decrease in interest receivable	(936,916)	(2,667,712)
(Increase) decrease in prepaid expenses	20,935	—
Increase (decrease) in due to custodian	(1,087,223)	—
Increase (decrease) in payable for purchases of securities	(21,790)	—
Increase (decrease) in interest payable	97,929	5,576,828
Increase (decrease) in management fee payable	27,124	—
Increase (decrease) in due to affiliates	5,353	7,133
Increase (decrease) in other accounts payable and accrued liabilities	(182,039)	357,393
Net Cash Provided by (Used in) Operating Activities	49,207,138	(330,994,071)
Cash Flows from Financing Activities:
Payment of financing costs	—	(2,540,016)
Capital contributions	10,000,000	66,100,013
Capital distributions	(14,129,670)	—
Proceeds from borrowings	—	225,000,000
Repayment of borrowings	—	(29,148,718)
Net Cash Provided by (Used in) Financing Activities	(4,129,670)	259,411,279
Net change in cash	45,077,468	(71,582,792)
Cash as of the beginning of the period	46,194,052	102,825,803
Cash as of the end of the period	$91,271,520	$31,243,011
Supplemental information and non-cash financing activities
Non-cash distributions	$4,412,847	$17,513,210
Reinvestment of distributions	$(4,412,847)	$(17,513,210)
Cash paid for interest expense	$16,140,769	$104,805

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (h)(k)	Term Loan	SOFR	+	6.75%	12.12%	5/3/2029	8,331,582	$8,108,618	$8,331,582
Cadence - Southwick, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	6.75%	12.18%	5/3/2028	1,623,565	1,538,494	1,623,565
								9,647,112	9,955,147	1.43%
Air Freight & Logistics
Echo Global Logistics Inc (j)(k)	Term Loan	SOFR	+	4.75%	10.18%	11/23/2028	15,366,000	14,912,806	15,366,000
R1 Holdings Merger Sub, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.56%	12/29/2028	21,858,313	21,304,200	21,858,313
R1 Holdings Merger Sub, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.25%	11.65%	12/29/2028	2,493,240	2,377,766	2,493,240
R1 Holdings Merger Sub, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	11.72%	12/29/2028	330,317	199,628	330,317
STG Logistics Inc (i)(k)	Term Loan	SOFR	+	6.00%	11.45%	3/24/2028	41,658,000	41,162,285	32,493,240
								79,956,685	72,541,110	10.43%
Application Software
ACP Avenu Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.58%	10/2/2029	18,703,125	18,218,708	18,703,125
ACP Avenu Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	10/2/2029	-	(165,230)	-
ACP Avenu Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.25%	11.58%	10/2/2029	1,929,714	1,845,342	1,929,714
ACP Falcon Buyer, Inc. (h)(k)	Term Loan	SOFR	+	6.50%	11.83%	8/1/2029	23,717,004	23,061,221	23,717,004
ACP Falcon Buyer, Inc. (f)(h)	Revolving Credit Facility		-		-	8/1/2029	-	(173,857)	-
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (h)(k)	Term Loan	SOFR	+	7.25%	12.55%	12/9/2029	31,471,935	30,647,140	31,471,935
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(h)	Revolving Credit Facility		-		-	12/9/2028	-	(79,975)	-
Finastra USA Inc (f)(h)(l)	Revolving Credit Facility	SOFR	+	7.25%	12.57%	9/13/2029	1,445,274	1,302,542	1,445,274
Lightspeed Solutions, LLC (i)(k)	Term Loan	SOFR	+	6.50% (2.17% PIK)	11.84%	3/1/2028	19,898,386	19,581,831	19,341,231
Lightspeed Solutions, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	6.50% (2.17% PIK)	11.82%	3/1/2028	1,312,052	1,310,232	1,275,314
Prism Parent Co Inc. (f)(i)	Delayed Draw Term Loan		-		-	9/19/2028	-	(69,524)	-
Prism Parent Co Inc. (i)(k)	Term Loan	SOFR	+	5.75%	11.08%	9/19/2028	31,361,310	30,857,886	31,361,310
								126,336,316	129,244,907	18.58%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Automotive Parts & Equipment
American Trailer Rental Group, LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.95%	6/1/2027	15,640,000	$15,330,168	$14,920,560
American Trailer Rental Group, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	5.50%	10.95%	6/1/2027	14,784,975	14,784,975	14,104,866
American Trailer Rental Group, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	5.75%	11.20%	6/1/2027	19,342,125	18,892,791	18,568,440
Arrowhead Holdco Company (i)(k)	Term Loan	SOFR	+	5.25% (2.75% PIK)	10.71%	8/31/2028	25,034,166	24,609,749	21,329,110
Arrowhead Holdco Company (i)(k)	Delayed Draw Term Loan	SOFR	+	5.25% (2.75% PIK)	10.71%	8/31/2028	2,286,225	2,286,225	1,947,864
								75,903,908	70,870,840	10.19%
Building Products
Copperweld Group, Inc. (h)(k)	Term Loan	SOFR	+	6.00%	11.56%	3/31/2026	38,033,874	37,002,884	37,463,365
Copperweld Group, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	6.00%	11.57%	3/31/2026	3,553,299	3,421,310	3,477,157
								40,424,194	40,940,522	5.89%
Commodity Chemicals
Soteria Flexibles Corporation (f)(h)	Delayed Draw Term Loan		-		-	8/15/2029	-	(81,827)	(29,148)
Soteria Flexibles Corporation (h)(k)	Term Loan	SOFR	+	5.75%	11.05%	8/15/2029	15,381,140	15,025,675	15,319,616
Soteria Flexibles Corporation (f)(h)	Revolving Credit Facility		-		-	8/15/2029	-	(132,551)	(23,630)
								14,811,297	15,266,838	2.20%
Data Processing & Outsourced Services
VRC Companies LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.07%	6/29/2027	34,559,627	34,190,537	34,559,627
								34,190,537	34,559,627	4.97%
Diversified Support Services
Hobbs & Associates Inc (h)(k)	Term Loan	SOFR	+	6.25%	11.56%	4/11/2029	3,111,529	3,040,284	3,111,529
Hobbs & Associates Inc (h)(k)	Delayed Draw Term Loan	SOFR	+	6.25%	11.59%	4/11/2029	8,731,592	8,534,896	8,731,592
Hobbs & Associates, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.56%	4/11/2029	21,987,092	21,404,236	21,987,092
Hobbs & Associates, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.25%	11.56%	4/11/2029	24,882,377	24,230,999	24,882,377
MRI Acquisitions, Inc (h)(k)	Term Loan	SOFR	+	6.25%	11.71%	12/30/2025	34,725,923	34,306,950	33,961,952
MRI Acquisitions, Inc (f)(h)	Delayed Draw Term Loan		-		-	12/30/2025	-	(56,335)	(220,000)
MRI Acquisitions, Inc (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	11.71%	12/30/2025	333,333	304,996	278,333
Ruppert Landscape, LLC (i)(k)	Term Loan	SOFR	+	6.00%	11.33%	12/1/2028	24,056,736	23,462,256	23,816,169
Ruppert Landscape, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	6.00%	11.45%	12/1/2028	6,279,913	6,094,591	6,217,114
Ruppert Landscape, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	6.00%	12/1/2028	752,174	647,795	708,696
								121,970,668	123,474,854	17.75%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electrical Components & Equipment
CMI Buyer, Inc. (h)(k)	Term Loan	SOFR	+	6.75%	12.05%	10/20/2028	5,000,000	$4,902,261	$4,900,000
								4,902,261	4,900,000	0.70%
Electronic Components
AEP Passion Intermediate Holdings, Inc. (h)(k)	Term Loan	SOFR	+	6.50%	12.04%	10/5/2027	24,566,662	23,971,624	24,247,295
AEP Passion Intermediate Holdings, Inc. (f)(h)	Delayed Draw Term Loan	SOFR	+	6.50%	11.97%	10/5/2027	76,259	(2,079)	31,873
AEP Passion Intermediate Holdings, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	6.50%	11.97%	10/5/2027	1,323,278	1,283,289	1,301,081
								25,252,834	25,580,249	3.68%
Environmental & Facilities Services
Pavement Partners Interco, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.22%	2/7/2028	40,047,739	39,059,060	40,047,739
Pavement Partners Interco, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.75%	12.20%	2/7/2028	5,735,553	5,590,750	5,735,553
Pavement Partners Interco, LLC (f)(h)	Revolving Credit Facility		-		-	2/7/2028	-	(89,735)	-
								44,560,075	45,783,292	6.58%
Health Care Facilities
Infusion Services Management, LLC (h)(k)	Term Loan	SOFR	+	6.50%	11.85%	7/7/2028	18,948,082	18,442,687	18,948,082
Infusion Services Management, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.50%	11.93%	7/7/2028	1,730,484	1,547,826	1,730,484
Infusion Services Management, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.50%	11.90%	7/7/2028	1,541,085	1,499,878	1,541,085
								21,490,391	22,219,651	3.19%
Health Care Services
AB Centers Acquisition Corporation (i)(k)	Term Loan	SOFR	+	6.00%	11.43%	9/6/2028	36,426,418	35,569,966	36,426,418
AB Centers Acquisition Corporation (f)(i)	Revolving Credit Facility		-		-	9/6/2028	-	(69,742)	-
CareRing Health, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.00%	11.32%	5/4/2028	6,615,862	6,583,505	6,406,299
CareRing Health, LLC (i)(k)	Term Loan	SOFR	+	6.00%	11.34%	5/4/2028	28,458,621	27,951,840	27,917,907
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (h)(k)	Term Loan	SOFR	+	6.50%	11.78%	1/3/2029	38,317,950	37,510,145	38,317,950
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (h)(k)	Delayed Draw Term Loan	SOFR	+	6.50%	11.85%	1/3/2029	9,022,727	8,834,085	9,022,727
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(h)	Revolving Credit Facility		-		-	1/3/2029	-	(54,372)	-
Houseworks Holdings, LLC (h)(k)	Term Loan	SOFR	+	6.50%	11.93%	12/16/2028	6,665,625	6,497,233	6,658,959
Houseworks Holdings, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.50%	11.93%	12/16/2028	24,750,000	24,132,771	24,725,250
Houseworks Holdings, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.50%	11.98%	12/16/2028	2,096,311	1,959,929	2,090,721
Houseworks Holdings, LLC (h)(k)	Term Loan	SOFR	+	6.50%	11.93%	12/16/2028	43,965,739	42,803,833	43,921,773
Integrated Oncology Network LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.00%	11.48%	6/24/2025	3,136,568	3,136,568	3,086,383
Integrated Oncology Network LLC (h)	Revolving Credit Facility	SOFR	+	6.00%	11.48%	6/24/2025	571,498	571,498	562,354
Integrated Oncology Network LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.48%	6/24/2025	13,790,135	13,662,772	13,569,493
Tiger Healthcare Buyer, LLC (f)(h)	Delayed Draw Term Loan		-		-	2/27/2030	-	(1,385)	(2,813)
Tiger Healthcare Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.33%	2/27/2030	2,500,000	2,444,357	2,443,750
Tiger Healthcare Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	2/27/2030	-	(49,866)	(50,625)
VIP Medical US Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.93%	12/12/2028	33,955,188	33,388,244	33,819,367
VIP Medical US Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.50%	10.93%	12/12/2028	3,500,000	3,381,153	3,470,000
VIP Medical US Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.50%	10.93%	12/12/2028	1,995,000	1,836,776	1,955,020
								250,089,310	254,340,933	36.55%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Supplies
C2DX, Inc (h)(k)	Term Loan	SOFR	+	5.25%	10.58%	3/19/2030	525,424	$517,576	$517,542
C2DX, Inc (f)(h)	Revolving Credit Facility	SOFR	+	5.25%	10.58%	3/19/2030	15,254	13,232	13,220
C2DX, Inc (f)(h)	Delayed Draw Term Loan		-		-	3/19/2030	-	(5,056)	(5,085)
								525,752	525,677	0.07%
Human Resource & Employment Services
Future Care Associates LLC (h)(k)	Term Loan	SOFR	+	7.00%	12.46%	1/27/2029	29,625,000	28,991,566	27,343,875
Future Care Associates LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	7.00%	12.46%	1/27/2029	15,880,000	15,361,566	13,964,240
Future Care Associates LLC (f)(h)	Revolving Credit Facility		-		-	1/27/2029	-	(100,649)	(385,000)
								44,252,483	40,923,115	5.88%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.80%	12/13/2027	48,875,000	48,405,916	48,435,125
Astro Acquisition LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.50%	5.50%	12/13/2027	125,000	125,000	68,750
Double E Company, LLC (h)(k)	Term Loan	SOFR	+	6.75% (2.75% PIK)	9.45%	6/21/2028	15,690,086	15,539,302	13,995,557
Double E Company, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.75%	12.18%	6/21/2028	1,911,894	1,911,894	1,654,978
Double E Company, LLC (h)	Delayed Draw Term Loan		-		-	6/21/2028	-	-	-
Lake Air Products, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.21%	1/9/2029	38,966,400	38,136,521	38,771,568
Lake Air Products, LLC (f)(h)	Revolving Credit Facility		-		-	1/9/2029	-	(120,333)	(30,000)
								103,998,300	102,895,978	14.79%
Insurance Brokers
Alera Group, Inc. (i)(k)	Term Loan	SOFR	+	6.50%	11.93%	9/30/2028	4,925,000	4,845,921	4,925,000
Alera Group, Inc. (i)(k)	Delayed Draw Term Loan	SOFR	+	6.50%	11.93%	9/30/2028	9,879,375	9,724,443	9,879,375
								14,570,364	14,804,375	2.13%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(i)	Revolving Credit Facility		-		-	11/6/2029	-	(138,669)	-
WCI-BXC Purchaser, LLC (i)(k)	Term Loan	SOFR	+	6.25%	11.54%	11/6/2030	23,397,354	22,834,514	23,397,354
								22,695,845	23,397,354	3.36%
Packaged Foods & Meats
CCI Prime, LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.31%	10/18/2029	976,081	952,990	956,560
CCI Prime, LLC (f)(h)	Delayed Draw Term Loan		-		-	10/18/2029	-	(9,952)	(8,589)
CCI Prime, LLC (f)(h)	Revolving Credit Facility		-		-	10/18/2029	-	(81,020)	(70,000)
								862,018	877,971	0.13%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.16%	1/13/2029	32,670,000	$31,973,761	$32,539,320
Bron Buyer, LLC (f)(h)	Delayed Draw Term Loan		-		-	1/13/2029	-	(100,384)	(40,000)
Bron Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	1/13/2029	-	(100,282)	(20,000)
								31,773,095	32,479,320	4.67%
Pharmaceuticals
Alcami Corporation (h)(k)	Term Loan	SOFR	+	7.00%	12.49%	12/21/2028	44,617,808	42,630,284	44,617,808
Alcami Corporation (h)(k)	Delayed Draw Term Loan	SOFR	+	7.00%	12.47%	12/21/2028	4,001,644	3,831,863	4,001,644
Alcami Corporation (f)(h)	Revolving Credit Facility		-		-	12/21/2028	-	(306,241)	-
								46,155,906	48,619,452	6.99%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(i)	Revolving Credit Facility	SOFR	+	4.25%	4.25%	12/23/2027	184,049	184,049	55,215
Refresh Buyer LLC (i)(k)	Term Loan	SOFR	+	4.25%	9.55%	12/23/2028	14,429,448	14,300,978	13,823,411
Refresh Buyer LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	4.25%	9.55%	12/23/2028	2,175,460	2,175,460	2,084,091
Refresh Buyer LLC (i)(k)	Term Loan	SOFR	+	5.25%	10.55%	12/23/2028	34,593,168	34,021,109	34,316,422
Refresh Buyer LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	5.25%	10.55%	12/23/2028	4,956,522	4,878,043	4,916,870
								55,559,639	55,196,009	7.94%
Specialized Consumer Services
Quick Roofing Acquisition, LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.16%	12/22/2029	8,176,230	7,978,468	8,045,410
Quick Roofing Acquisition, LLC (f)(h)	Revolving Credit Facility		-		-	12/22/2029	-	(202,935)	(136,000)
Quick Roofing Acquisition, LLC (f)(h)	Delayed Draw Term Loan		-		-	12/22/2029	-	(71,086)	(47,607)
SCP WQS Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.06%	10/2/2028	4,350,798	4,260,309	4,272,484
SCP WQS Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.75%	11.06%	10/2/2028	1,526,449	1,380,843	1,398,017
SCP WQS Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	10/2/2028	-	(71,086)	(63,000)
Senske Lawn and Tree Care, LLC (i)(k)	Term Loan	SOFR	+	5.50%	10.85%	12/15/2028	13,133,750	12,859,392	13,133,750
Senske Lawn and Tree Care, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	5.50%	10.85%	12/15/2028	4,455,000	4,362,446	4,455,000
Senske Lawn and Tree Care, LLC (f)(i)	Revolving Credit Facility		-		-	12/15/2028	-	(74,032)	-
Senske Lawn and Tree Care, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	5.50%	10.85%	12/15/2028	4,458,750	4,366,489	4,458,750
USW Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.66%	11/3/2028	15,800,000	15,539,739	14,852,000
USW Buyer, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.25%	11.66%	11/3/2028	14,929,625	14,692,660	14,033,848
USW Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	11.66%	11/3/2028	3,000,000	2,922,267	2,700,000
								67,943,474	67,102,652	9.64%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Steel
Endurance PT Technology Buyer Corporation (h)(k)	Term Loan	SOFR	+	5.50%	10.83%	2/28/2030	4,256,311	$4,172,065	$4,171,185
Endurance PT Technology Buyer Corporation (f)(h)	Revolving Credit Facility		-		-	2/28/2030	-	(60,733)	(61,613)
								4,111,332	4,109,572	0.59%
Trading Companies & Distributors
All States AG Parts LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.57%	9/1/2026	24,685,873	24,246,697	24,192,156
Belt Power Holdings LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.95%	8/22/2028	29,297,436	28,832,873	29,297,436
Belt Power Holdings LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.50%	10.95%	8/22/2028	4,260,684	4,203,671	4,260,684
Belt Power Holdings LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.50%	10.95%	8/22/2028	1,904,274	1,852,941	1,904,274
								59,136,182	59,654,550	8.57%
Total First Lien Debt								1,301,119,978	1,300,263,995	186.90%
Second Lien Debt
Air Freight & Logistics
Echo Global Logistics Inc (j)(k)	Term Loan	SOFR	+	8.00%	13.43%	11/23/2029	10,000,000	9,685,810	10,000,000
								9,685,810	10,000,000	1.44%
Total Second Lien Debt								9,685,810	10,000,000	1.44%
Equity
Air Freight & Logistics
REP RO Coinvest IV-A, L.P. (l)(n)	Equity Units						800,000	800,000	728,000
								800,000	728,000	0.10%
Building Products
Copperweld Investor, LLC (n)	Class A Common Units						600,000	1,500,000	1,020,000
								1,500,000	1,020,000	0.15%
Diversified Support Services
Air Control Concepts Holdings, L.P (l)(n)	Class A-1 Units						67,430	674,296	2,041,768
KLC Fund 1022-CI-A LP (l)(n)	Equity Interest							750,000	512,775
								1,424,296	2,554,543	0.36%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electronic Components
APCT Parent, L.P. (n)	Class A Units				1,500	$1,500,000	$1,421,520
						1,500,000	1,421,520	0.20%
Health Care Services
Personal Care (ITC) Holdings, LLC (n)	Class A Units				187,961	1,879,621	2,208,542
Tiger Healthcare Holdings, LLC (n)	Class A Interest				97,500	125,000	124,800
VIP Medical Holdings (n)	Class A Units				1,000,000	10	350,000
VIP Medical Holdings (n)	Series A Preferred Units				1,000,000	1,000,000	1,170,000
						3,004,631	3,853,342	0.56%
Human Resource & Employment Services
FCA Partners LLC (l)(n)	Common Units				500,000	1	5
FCA Partners LLC (l)(n)	Class A Preferred Units				500,000	500,000	245,000
						500,001	245,005	0.04%
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (l)(n)	Class A Common Units				1,000	1,000,000	296,710
Endurance PT Technology Holdings LLC (n)	Common Units				163	16,304	16,304
Endurance PT Technology Holdings LLC (n)	Preferred Units				147	146,739	147,718
Lake Air Products Aggregator LLC (l)(n)	Common Units				1,000,000	1,000,000	1,340,000
						2,163,043	1,800,732	0.25%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (l)(n)	Equity Interest					608,645	614,189
						608,645	614,189	0.09%
Packaged Foods & Meats
CCI Prime Holdings, LLC (n)	Series A Preferred Units				92	92,025	93,929
						92,025	93,929	0.01%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (n)	Class A Units				1,000	$1,000,000	$1,210,020
						1,000,000	1,210,020	0.17%
Specialized Consumer Services
Mustang Prospects Holdco, LLC (n)	Class A Units				950	949,737	1,046,762
Mustang Prospects Holdco, LLC (n)	Class B Units				949,765	9	588,854
Quick Roofing Topco, LLC (l)(n)	Class A Interest				327,869	327,869	327,869
USW Holdings, LLC (n)	Class A-1 Units				627	651,026	405,750
						1,928,641	2,369,235	0.34%
Trading Companies & Distributors
Belt Power Parent, LLC (n)	Class A Units				1,000,000	1,000,000	1,380,000
						1,000,000	1,380,000	0.20%
Total Equity						15,521,282	17,290,515	2.47%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 5.17% (g)(m)	Investor Class Units				18,048,995	18,048,995	18,048,995
						18,048,995	18,048,995	2.59%
Total Money Market Mutual Funds						18,048,995	18,048,995	2.59%
Total Investments -- non-controlled/ non-affiliate						1,344,376,065	1,345,603,505	193.40%
Total Investment Portfolio						$1,344,376,065	$1,345,603,505	193.40%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) which resets daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024.
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
(h)
The interest rate floor on these investments as of March 31, 2024 was 1.00%.
(i)
The interest rate floor on these investments as of March 31, 2024 was 0.75%.
(j)
The interest rate floor on these investments as of March 31, 2024 was 0.50%.
(k)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(l)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2024, non-qualifying assets amounted to $7,551,590 which represents 0.5% of total assets as calculated in accordance with regulatory requirements.
(m)
The rate quoted is the annualized seven-day yield of the Fund at period end.
(n)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $17,290,515 or 2.5% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023	674,296
APCT Parent, L.P.	Class A Units	2/14/2023	1,500,000
Belt Power Parent, LLC	Class A Units	8/22/2022	1,000,000
Bron Holdings, LLC	Class A Units	1/13/2023	1,000,000
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Copperweld Investor, LLC	Class A Common Units	12/15/2022	1,500,000
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Endurance PT Technology Holdings LLC	Common Units	2/29/2024	16,304
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024	146,739
FCA Partners LLC	Common Units	4/17/2023	1
FCA Partners LLC	Class A Preferred Units	4/17/2023	500,000
KLC Fund 1022-CI-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 05/31/2023	949,737
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 05/31/2023	9
Personal Care (ITC) Holdings, LLC	Class A Units	02/14/2023 - 10/18/2023	1,879,621
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO Coinvest IV-A, L.P.	Equity Units	12/29/2022	800,000
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
USW Holdings, LLC	Class A-1 Units	11/03/2022 - 12/05/2023	651,026
VIP Medical Holdings	Class A Units	12/12/2022	10
VIP Medical Holdings	Series A Preferred Units	12/12/2022	1,000,000
WCI-BXC Investment Holdings LP	Equity Interest	11/6/2023	608,108

The accompanying notes are an integral part of these consolidated financial statements consolidated financial statements

Fidelity Private Credit Company LLC

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

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization.

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC) (the “Fund”) is a non-diversified, closed-end management investment company. The Fund was formed on September 16, 2021, as a Delaware limited partnership named Fidelity Direct Lending Fund L.P. and elected, on January 31, 2023, to amend its legal structure to a Delaware limited liability company, adopt a fiscal year end of December 31 and was renamed Fidelity Private Credit Central Fund LLC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. The Fund has entered into an Investment Advisory Agreement with Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), a Delaware limited liability company. FDS is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. Prior to May 10, 2023, FIAM LLC was the Adviser. Prior to January 31, 2023, FIAM Institutional Funds Manager, LLC (“FIAMIFM”), a Delaware limited liability company and a wholly owned subsidiary of FIAM Holdings Corp., was the general partner of the Fund (“General Partner”).

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

On June 1, 2023, the Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for its taxable year ending December 31, 2023 and subsequent taxable years.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. Dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of March 31, 2024 and December 31, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

The Fund files a U.S. federal income tax return, in addition to state and local tax returns as required. The Fund’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

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

For the three months ended March 31, 2024, the Fund incurred no U.S. federal income taxes, including excise taxes. For the three months ended March 31, 2023, and all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

Deferred Financing Costs

The Fund records costs related to issuance of revolving credit facilities as deferred financing costs on the consolidated statements of assets and liabilities. These costs are deferred and amortized using the straight-line method through interest expense on the consolidated statements of operations over the life of the related credit facility.

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

Pursuant to Rule 2a-5, the Fund’s Board of Directors (the “Board”) has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

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

Investment Transactions

For financial reporting purposes, the Fund’s investment holdings and net assets include trades executed through the end of the last business day of the period. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method and is recorded within net realized gain (loss) on the consolidated statements of operations.

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

Dividend Income

Dividend income earned on the Fund’s equity and mutual fund investments is recorded on the accrual basis to the extent that such amounts are payable and are expected to be collected. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for mutual funds.

Fee Income

The Fund earns certain fees in connection with its direct lending underwriting activities. These fees are in addition to interest payments earned and may include amendment fees, consent fees and syndication fees. Certain fees such as structuring fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Fund are recorded as other income when received.

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of March 31, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

Cash

Cash represents deposits maintained with the Fund’s custodian bank. At times, deposits may be in excess of federally insured limits. The Fund has not experienced any losses and does not believe it is exposed to any significant credit risk on such deposits.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, the amendments enhance required disclosures of segment information for public entities on an annual and interim basis. The ASU allows for early adoption with updates applied retrospectively. Management is currently evaluating the impact on the consolidated financial statements.

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

Note 3. Unit Holder Transactions.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. For the three months ended March 31, 2024 and for the period January 31, 2023 through March 31, 2023, unit transaction activity is as follows:

	For the three months ended March 31, 2024	For the period January 31, 2023 through March 31, 2023
	Units	Units
Units issued - initial conversion to unitized LLC	—	53,784,131
Units issued - contributions during the period	992,063	—
Distributions reinvested	435,246	1,271,732
Net increase (decrease)	1,427,309	55,055,863

As of the dates indicated, we had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	March 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$186,611,957	23.6%
Total	$790,010,000	$186,611,957	23.6%

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the three months ended March 31, 2024 and 2023:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2024
January 2, 2024	992,063	$10,000,000
Total capital drawdowns	992,063	$10,000,000

For the Three Months Ended March 31, 2023
January 11, 2023	-*	$36,100,014
January 23, 2023	-*	30,000,000
Total capital drawdowns	-*	$66,100,014

*Capital investment occurred prior to unitization of the Fund.

The following tables summarize distributions declared for the three months ended March 31, 2024 and 2023:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
February 2024	$0.10	$6,728,204	$2,338,075
March 2024	0.09	5,932,764	2,074,772
	$0.19	$12,660,968	$4,412,847

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,204	5,887,204
March 2023	0.12		6,708,882	6,708,882
	$0.23		$17,513,210	$17,513,210

*Capital distribution occurred prior to unitization of the Fund.

The Private Offering

Prior to the BDC Conversion, the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as limited partners. Following the BDC Conversion, the Fund continues to enter into separate Subscription Agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each subscriber makes a capital commitment (“Capital Commitment”) to purchase Units of the Fund pursuant to the Subscription Agreement. Subscribers are required to make capital contributions (“Capital Contributions”) to purchase Units of the Fund each time the Fund delivers a drawdown notice.

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

Effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act) who have committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units as described in Note 4. Expenses and Transactions with Affiliates.

Additionally, the Fund intends to commence drawdowns of capital commitments of investors who make capital commitments after March 1, 2024 only after the Fund has drawn down the capital commitments of investors admitted prior to March 1, 2024 by 90%, and expects to allow quarterly tender offers of up to 10% per year beginning in 2025.

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

Repurchase Program

The Fund has implemented a share repurchase program under which, subject to market conditions and the approval of the Board, the Fund may repurchase Units on a quarterly basis pursuant to written tenders by Unit Holders. The Fund currently expects to make quarterly tender offers of up to 10% per year beginning in 2025. However, the Fund may begin making tender offers sooner subject to new capital commitments to the Fund. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder or other person holding Units acquired from a Unit Holder has the right to require the Fund to repurchase any Units.

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

Units that have not been outstanding for at least two years will be repurchased at 98% of such net asset value (the “Early Repurchase Deduction”). The Early Repurchase Deduction may be waived at the Fund’s discretion. The Fund does not impose any charges in connection with repurchases of Units.

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

For the three months ended March 31, 2024 and 2023, the Fund did not repurchase any Units from Unit Holders.

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

For the three months ended March 31, 2024 and 2023, management fees were $2,165,851 and $0, respectively.

As of March 31, 2024 and December 31, 2023, $726,347 and $699,223, respectively, was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

Prior to May 10, 2023, administration fees were based on the level of net assets of the Fund and were paid on a monthly basis as follows:

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

As compensation for the services of and expenses borne by FDS in its capacity as administrator, commencing on June 9, 2023, the Fund shall pay an administration fee to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month.

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

For the three months ended March 31, 2024 and 2023, the Fund recorded $433,099 and $16,806, respectively, in administration fees on the consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, $145,327 and $139,974, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

Transfer Agent Agreement

On March 11, 2024, the Fund entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser, effective April 1,2024. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC will receive an asset-based fee with respect to Units. The Fund will pay a fee for transfer agent services equal to 0.10% of net assets as of the end of the last business day of the month. Such fees are payable in arrears.

No transfer agency fees were incurred by the fund in current or prior periods, as the fee was effective after period end.

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first twelve months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on June 1, 2023, the Adviser, will be obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses do not exceed 0.50% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees and third party valuation agent fees, insurance costs, director fees, administration fees, and other general and administrative expenses.

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

In consideration of the Adviser’s agreement to make Expense Payments, the Fund has agreed to repay the Adviser in the amount of any Expense Payment subject to the limitation that a repayment to the Adviser (an “Adviser Reimbursement”) will be made only if and to the extent that: (i) it is payable not more than three years from the date on which the applicable Expense Payment was made by the Adviser; and (ii) the Adviser Reimbursement does not cause the Fund’s total annual operating expenses (on an annualized basis and net of any Advisor Reimbursements received by the Fund during such fiscal year) during the applicable quarter to exceed the Expense Limitation (as applicable). The Adviser may waive its right to receive all or a portion of any Adviser Reimbursement in any particular calendar month. The Fund’s obligation to make an Adviser Reimbursement shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

For the three months ended March 31, 2024 and 2023, no expense support was recognized and recorded in expense support on the consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, there were no receivables from affiliates included on the consolidated statements of assets and liabilities.

Administrative Agent Expense Allocation Agreement

Fidelity Direct Lending LLC (“FDL”), an affiliate of the Fund, acts as administrative agent for certain of the Fund’s loan investments. As an administrative agent, FDL is responsible for performing loan administrative services on behalf of borrowers and lenders and is entitled to fees for those services. FDL does not retain fees from portfolio companies for providing services with respect to loans in which the Fund has invested. Pursuant to the Amended and Restated Administrative Agent Expense Allocation Agreement (the “Agent Allocation Agreement”), all fees earned and expenses incurred by FDL are transferred pro rata to the Fund and other affiliated funds based on the amounts the funds invested or committed, provided that those expenses shall not exceed the fees received by the Fund by FDL. Any income received or expense incurred is included in Other income or Other general and administrative expenses, respectively, if applicable.

Affiliated Investments

There were no affiliated holdings at March 31, 2024 and December 31, 2023.

Affiliated Unit Holder Investments

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	March 31, 2024 % Net Assets	December 31, 2023 % Net Assets
Fidelity Capital and Income Fund	51%	52%
Fidelity Advisor Floating Rate High Income Fund	15%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of March 31, 2024 and December 31, 2023.

Placement Agent Agreement

The Fund has entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with Fidelity Distributors Company LLC (“FDC”), an affiliate of the Adviser. FDC will act as a non-exclusive placement agent for the Fund in connection with the private placement offering of units of interest.

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

Note 5. Investments.

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$1,301,119,978	$1,300,263,995	96.6%	$1,332,735,575	$1,339,308,277	97.1%
Total Second Lien Debt	9,685,810	10,000,000	0.7%	9,676,838	10,000,000	0.7%
Total Equity	15,521,282	17,290,515	1.3%	15,232,702	16,548,717	1.2%
Total Mutual Funds	18,048,995	18,048,995	1.4%	13,807,906	13,807,906	1.0%
Total Investment Portfolio	$1,344,376,065	$1,345,603,505	100.0%	$1,371,453,021	$1,379,664,900	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Health Care Services	19.2%	18.0%
Application Software	9.6%	9.1%
Diversified Support Services	9.4%	8.9%
Industrial Machinery & Supplies & Components	7.8%	7.7%
Air Freight & Logistics	6.2%	8.4%
Automotive Parts & Equipment	5.3%	5.2%
Specialized Consumer Services	5.2%	5.1%
Trading Companies & Distributors	4.5%	4.4%
Soft Drinks & Non-Alcoholic Beverages	4.1%	4.0%
Pharmaceuticals	3.6%	3.2%
Environmental & Facilities Services	3.4%	5.7%
Human Resource & Employment Services	3.1%	3.3%
Building Products	3.1%	3.1%
Data Processing & Outsourced Services	2.6%	2.5%
Paper & Plastic Packaging Products & Materials	2.5%	2.4%
Electronic Components	2.0%	2.0%
Life Sciences Tools & Services	1.8%	1.7%
Health Care Facilities	1.6%	1.5%
Mutual Funds	1.3%	1.0%
Commodity Chemicals	1.1%	1.1%
Insurance Brokers	1.1%	1.0%
Aerospace & Defense	0.7%	0.6%
Electrical Components & Equipment	0.4%	0.0%
Steel	0.3%	0.0%
Packaged Foods & Meats	0.1%	0.1%
Health Care Supplies	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,314,131,570	97.7%	189.5%	$1,348,192,965	97.7%	199.7%
Australia	31,471,935	2.3%	4.5%	31,471,935	2.3%	4.7%
Total	$1,345,603,505	100.0%	194.0%	$1,379,664,900	100.0%	204.4%

As of March 31, 2024 and December 31, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of March 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Level 3 unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of March 31, 2024 and December 31, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Total First Lien Debt	$—	$—	$1,300,263,995	$1,300,263,995
Total Second Lien Debt	—	—	10,000,000	10,000,000
Total Equity	—	—	17,290,515	17,290,515
Total Mutual Funds	18,048,995	—	—	18,048,995
Total Investment Portfolio	$18,048,995	$—	$1,327,554,510	$1,345,603,505

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Total First Lien Debt	$—	$—	$1,339,308,277	$1,339,308,277
Total Second Lien Debt	—	—	10,000,000	10,000,000
Total Equity	—	—	16,548,717	16,548,717
Total Mutual Funds	13,807,906	—	—	13,807,906
Total Investment Portfolio	$13,807,906	$—	$1,365,856,994	$1,379,664,900

The following is a reconciliation of investments for which Level 3 inputs were used in determining value as of March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Purchases of investments	61,410,224	—	288,580	61,698,804
Proceeds from principal repayments and sales of investments	(97,480,307)	—	—	(97,480,307)
Accretion of discount/ amortization of premium	4,455,522	8,972	—	4,464,494
Net realized gain (loss)	(1,036)	—	—	(1,036)
Net change in unrealized appreciation (depreciation)	(7,428,685)	(8,972)	453,218	(6,984,439)
Fair value, end of period	$1,300,263,995	$10,000,000	$17,290,515	$1,327,554,510
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2024	$(6,665,044)	$(8,972)	$453,218	$(6,220,798)

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$680,308,932	$9,632,000	$7,300,018	$697,240,950
Purchases of investments	349,751,059	—	4,182,254	353,933,313
Proceeds from principal repayments and sales of investments	(1,571,466)	—	—	(1,571,466)
Accretion of discount/ amortization of premium	1,189,378	8,080	—	1,197,458
Transfers into Level 3	40,500,480	—	—	40,500,480
Net change in unrealized appreciation (depreciation)	(1,863,978)	(10,080)	—	(1,874,058)
Fair value, end of period	$1,068,314,405	$9,630,000	$11,482,272	$1,089,426,677
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023	$(1,863,978)	$(10,080)	$—	$(1,874,058)

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

The following provides information on Level 3 securities held by the Fund that were valued at March 31, 2024 and December 31, 2023 based on unobservable inputs.

	March 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,300,263,995	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	8.50	8.50	8.50	Increase
		Market approach	Transaction price	$98.50	$98.50	$98.50	Increase
		Discounted cash flow	Yield	8.3%	15.5%	11.3%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	11.5%	11.5%	11.5%	Decrease
Equities	17,290,515	Market comparable	Enterprise value/Revenue multiple (EV/R)	1.40	1.40	1.40	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	3.90	17.50	10.60	Increase
Total	$1,327,554,510

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,339,308,277	Market approach	Transaction price	$97.50	$97.50	$97.50	Increase
		Discounted cash flow	Yield	8.2%	13.9%	11.0%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	11.4%	11.4%	11.4%	Decrease
Equities	16,548,717	Market comparable	Enterprise value / EBITDA multiple (EV/EBITDA)	6.5	17.5	10.5	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$1,365,856,994

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2024, and December 31, 2023, approximates the fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedule of investments, and changes in those fair values are recorded in the change in net unrealized appreciation (depreciation) on the consolidated statements of operations. The following tables detail the unfunded loan commitments at March 31, 2024 and December 31, 2023:

As of March 31, 2024

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$3,103,448
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	6,535,714
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,569
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	3,338,076
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	384,178
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	6,125,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	2,529,915
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	1,514,530
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	338,983
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	1,794,467
CareRing Health, LLC	Delayed Draw Term Loan	5/4/2028	4,413,793
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	429,448
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	1,522,843
Double E Company, LLC	Revolving Credit Facility	6/21/2028	466,960
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	6,355,478
Future Care Associates LLC	Delayed Draw Term Loan	1/27/2029	9,000,000
Future Care Associates LLC	Revolving Credit Facility	1/27/2029	5,000,000
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	3,493,852
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	7,695
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	5,364,502
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,166,667
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	3,768,844
Prism Parent Co Inc.	Delayed Draw Term Loan	9/19/2028	9,259,259
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	8,500,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	2,975,410
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,498,100
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,883,436
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	3,595,652
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	5,608,663
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	3,500,000
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	3,750,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	125,000
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	2,250,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	2,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	4,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	8,000,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$213,274,978

As of December 31, 2023

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$3,103,448
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	6,535,714
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	4,714,286
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	3,338,076
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	554,923
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	1,275,000
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	4,651,683
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	2,529,915
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	2,027,350
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,506,557
CareRing Health, LLC	Delayed Draw Term Loan	5/4/2028	9,103,448
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	429,448
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	1,522,843
Double E Company, LLC	Revolving Credit Facility	6/21/2028	114,537
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	5,736,075
Future Care Associates LLC	Delayed Draw Term Loan	1/27/2029	9,000,000
Future Care Associates LLC	Revolving Credit Facility	1/27/2029	5,000,000
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	3,346,066
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,590,163
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	7,094,986
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	7,695
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	5,060,976
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,166,667
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	4,455,850
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	3,768,844
Prism Parent Co Inc.	Delayed Draw Term Loan	9/19/2028	9,259,259
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	8,500,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	2,975,410
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,498,100
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,883,436
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,552,174
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	5,863,602
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	3,500,000
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	2,750,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
USA Water Intermediate Holdings, LLC	Delayed Draw Term Loan	1/27/2028	5,580,000
USA Water Intermediate Holdings, LLC	Revolving Credit Facility	1/27/2028	4,500,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	3,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	4,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	8,000,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$246,537,199

Note 8. Borrowings.

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Fund’s asset coverage was 193% and 191% respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2024 were $743,000,000 and 8.18%. The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2023 were $493,696,417 and 7.65%.

The Fund’s outstanding borrowings at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

For the three months ended March 31, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended March 31
	2024	2023
Borrowing interest expense	$15,979,917	$9,438,419
Facility unused fees	258,781	206,108
Amortization of financing costs	580,827	395,926
Total Interest Expense	$16,819,525	$10,040,453

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

The SPV had $743,000,000 and $743,000,000 outstanding on the Fidelity Direct Lending Fund I JSPV, LLC Facility as of March 31, 2024 and December 31, 2023, respectively.

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

For the three months ended March 31, 2024, there were no short-term borrowings. For the three months ended March 31, 2023, there were short-term borrowings which bore interest at an average applicable interest rate of 7.75% per annum. As of March 31, 2024 and December 31, 2023, the Fund had no outstanding short-term borrowings.

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

Note 9. Financial Highlights.

The financial highlights for the periods ended March 31, 2024 and March 31, 2023 are as follows:

	Three Months Ended March 31, 2024	Period from January 31, 2023 through March 31, 2023 A
Per Unit Activity
Net asset value per unit, beginning of period	$10.08	$9.93
Net investment income (loss) B	0.35	0.23
Net realized and unrealized gain (loss) B	(0.10)	(0.02)
Net increase (decrease) in net assets resulting from operations	0.25	0.21
Distributions B	(0.19)	(0.23)
Net asset value per unit, end of period	$10.14	$9.91

	Three Months Ended March 31,
	2024	2023
Ratios to average net assets
Net investment income (loss) C	13.77%	14.40%
Expenses, before reductions C	11.51%	7.81%
Expenses, after reductions C	11.51%	7.81%
Portfolio turnover D	4.58%	0.17%
Total return E	2.45%
Internal rate of return since inception F,G		10.70%
Supplemental Data:
Expenses, before reductions, excluding interest expense C	1.74%	0.11%
Expenses, after reductions, excluding interest expense C	1.74%	0.11%

A.
Prior to January 31, 2023, the Fund was not unitized.
B.
Calculated based on weighted average units outstanding during the period.
C.
Annualized.
D.
The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.
E.
Total returns of less than 1 year are not annualized. Total Return was not calculated for periods prior to the date that the Fund elected to be regulated as a BDC.
F.
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

Note 10. Subsequent Events.

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to March 31, 2024, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements.

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

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund elected to be regulated as a business development company on June 1, 2023 and intends to elect to be treated as a RIC for U.S. federal income tax purposes. As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

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

Key Components of Our Results of Operations

Investments

The Fund focuses primarily on directly originated loans to private companies but may also invest in liquid credit investments, such as broadly syndicated loans. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

Revenues

The Fund generates revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest predominantly at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first twelve months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on June 1, 2023, the Adviser, will be obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses do not exceed 0.50% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees and third party valuation agent fees, insurance costs, director fees, administration fees, and other general and administrative expenses. For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

Portfolio and Investment Activity

For the three months ended March 31, 2024, we acquired $67.6 million aggregate principal amount of investments (including $5.9 million of unfunded commitments).

For the three months ended March 31, 2023, we acquired $391.2 million aggregate principal amount of investments (including $37.3 million of unfunded commitments).

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2024	2023
Investments:
Total investments, beginning of period	$1,371,453,021	$739,018,787
New investments purchased	61,698,804	353,933,313
Net purchases (sales) of mutual funds	4,241,089	—
Net accretion of discount on investments	4,464,494	1,197,458
Net realized gain (loss) on investments	(1,036)	—
Investments sold or repaid	(97,480,307)	(1,571,466)
Total Investments, End of Period	$1,344,376,065	$1,092,578,092

Number of portfolio companies	47	50
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.59%	10.38%
Weighted average yield on debt and income producing investments, at fair value(2)	11.52%	10.39%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0.0%	0.0%

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

Our investments consisted of the following:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$1,301,119,978	$1,300,263,995	96.6%	$1,332,735,575	$1,339,308,277	97.1%
Total Second Lien Debt	9,685,810	10,000,000	0.7%	9,676,838	10,000,000	0.7%
Total Equity	15,521,282	17,290,515	1.3%	15,232,702	16,548,717	1.2%
Total Mutual Funds	18,048,995	18,048,995	1.4%	13,807,906	13,807,906	1.0%
Total Investment Portfolio	$1,344,376,065	$1,345,603,505	100.0%	$1,371,453,021	$1,379,664,900	100.0%

As of March 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Health Care Services	19.2%	18.0%
Application Software	9.6%	9.1%
Diversified Support Services	9.4%	8.9%
Industrial Machinery & Supplies & Components	7.8%	7.7%
Air Freight & Logistics	6.2%	8.4%
Automotive Parts & Equipment	5.3%	5.2%
Specialized Consumer Services	5.2%	5.1%
Trading Companies & Distributors	4.5%	4.4%
Soft Drinks & Non-Alcoholic Beverages	4.1%	4.0%
Pharmaceuticals	3.6%	3.2%
Environmental & Facilities Services	3.4%	5.7%
Human Resource & Employment Services	3.1%	3.3%
Building Products	3.1%	3.1%
Data Processing & Outsourced Services	2.6%	2.5%
Paper & Plastic Packaging Products & Materials	2.5%	2.4%
Electronic Components	2.0%	2.0%
Life Sciences Tools & Services	1.8%	1.7%
Health Care Facilities	1.6%	1.5%
Mutual Funds	1.3%	1.0%
Commodity Chemicals	1.1%	1.1%
Insurance Brokers	1.1%	1.0%
Aerospace & Defense	0.7%	0.6%
Electrical Components & Equipment	0.4%	0.0%
Steel	0.3%	0.0%
Packaged Foods & Meats	0.1%	0.1%
Health Care Supplies	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,314,131,570	97.7%	189.5%	$1,348,192,965	97.7%	199.7%
Australia	31,471,935	2.3%	4.5%	31,471,935	2.3%	4.7%
Total	$1,345,603,505	100.0%	194.0%	$1,379,664,900	100.0%	204.4%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of March 31, 2024 and December 31, 2023.

Rating	March 31, 2024	December 31, 2023
1	—	—
2	$1,289,833,291	$1,326,519,304
3	55,770,214	22,788,973
4	—	—
5	—	—
Total	$1,345,603,505	$1,349,308,277

Results of Operations

The following table represents the operating results:

	Three Months Ended March 31,
	2024	2023
Total investment income	$43,548,266	$28,974,632
Net expenses	19,825,303	10,191,387
Net investment income	23,722,963	18,783,245
Net realized gain (loss)	(1,036)	—
Net change in unrealized appreciation (depreciation)	(6,984,439)	(1,874,058)
Net increase (decrease) in net assets resulting from operations	$16,737,488	$16,909,187

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2024	2023
Interest income	$42,974,009	$28,974,632
Other income	402,719	—
Dividend income	171,538	—
Total Investment Income	$43,548,266	$28,974,632

For the three months ended March 31, 2024, total investment income was $43.5 million, driven by the combination of our deployment of capital and the performance of the investment portfolio. The size of our investment portfolio at fair value was $1.3 billion at March 31, 2024 and our weighted average yield on debt and income producing investments, at fair value, was 11.52%. For the three months ended March 31, 2023, total investment income was $29.0 million, primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $1.1 billion at March 31, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 10.39%.

The elevated interest rate environment of 2023 remained intact during the first quarter of 2024 favorably impacted our investment income due to the floating rate nature of our investments. While we consider higher interest rates when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates occur concurrently during a slowdown in growth or period of economic weakness, our borrowers’ and potentially our portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense	$16,819,525	$10,040,453
Management fees	2,165,851	—
Administration fees	433,099	16,806
Custodian fees	778	303
Board of Directors’ fees	75,717	—
Professional fees	120,368	68,906
Other general and administrative expenses	209,965	64,919
Net Expenses	$19,825,303	$10,191,387

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for three months ended March 31, 2024 and 2023 was $16.8 million and $10.0 million, respectively. The increase in interest expense was primarily driven by greater borrowings under our credit facility. The average principal balance outstanding increased from $493.7 million for the three months ended March 31, 2023 to $743.0 million for the three months ended March 31, 2024.

Management Fees

For the three months ended March 31, 2024, management fees were $2.2 million. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month. Prior to June 9, 2023, the Fund did not incur a management fee.

Other Expenses

Total other expenses increased to $0.8 million for the three months ended March 31, 2024 from $0.2 million for the three months ended March 31, 2023, primarily driven by an increase in other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify annually for the tax treatment applicable to RICs. The election to be treated as a RIC will apply to the period from June 6, 2023 through December 31, 2023 and in subsequent years. For the three months ended March 31, 2023, and all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Unit Holders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Unit Holders, which generally relieve us from corporate-level U.S. federal income taxes.

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

For the three months ended March 31, 2024, the Fund incurred no U.S. federal income taxes, including excise taxes. For the three months ended March 31, 2023, and all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

Realized Gain (Loss)

Realized gain (loss) was comprised of the following:

	Three Months Ended March 31,
	2024	2023
Realized gain (loss) on investments	$(1,036)	$—
Net Realized Gain (Loss) on Investments	$(1,036)	$—

For the three months ended March 31, 2024, the Fund generated net realized loss on investments of $1.0 thousand from the sale of one investment. However, this net realized loss was offset by income earned. For the three months ended March 31, 2023, the Fund did not generate any realized gain (loss) on investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$(6,984,439)	$(1,874,058)
Net change in unrealized appreciation (depreciation) on investments	$(6,984,439)	$(1,874,058)

For the three months ended March 31, 2024, the fair value of our debt investments increased due to spread tightening in the credit market and the financial performance of our portfolio companies, offset predominantly due to softness in the performance of a small number of portfolio companies. For the three months ended March 31, 2023, the fair value of our debt investments decreased driven by spread widening in the credit markets driven in part by rising rates and inflation.

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

As of March 31, 2024 and December 31, 2023, we had one asset-based leverage facility.

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

The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2024 and December 31, 2023, we had an aggregate amount of $743.0 million and $743.0 million of debt outstanding and our asset coverage ratio was 193% and 191%, respectively.

Cash as of March 31, 2024, taken together with our $207.0 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

Although we have secured financing, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained previously. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of March 31, 2024, we had $91.3 million in cash and $18.0 million in short-term liquid investments. During the three months ended March 31, 2024, cash provided by operating activities was $49.2 million, primarily as a result of funding portfolio investments. Cash used by financing activities was $4.1 million during the period, primarily as a result of distributions to investors, which was offset by capital called from investors.

During the three months ended March 31, 2023, cash used in operating activities was $331.0 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $259.4 million during the period, primarily as a result of calling capital from investors.

Equity

Prior to the BDC Conversion, the Fund operated as a private limited partnership. As a private limited partnership, the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as Limited Partners. An affiliate of the Fund, FIAM Institutional Funds Manager, LLC, served as the general partner of the Fund and had a capital commitment of $10,000 which was fully funded prior to the BDC Conversion. In connection with the BDC Conversion, existing investors were admitted as members of the Fund. Capital Commitments of investors pursuant to subscription agreements entered into prior to the BDC Conversion continue to be outstanding capital commitments to the Fund. Existing capital accounts of Limited Partners were converted to corresponding Units of the Fund. Following the BDC Conversion, the Fund continues to enter into separate subscription agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each subscriber makes a Capital Commitment to purchase Units of the Fund pursuant to the subscription agreement. Subscribers are required to make Capital Contributions to purchase Units of the Fund each time the Fund delivers a drawdown notice. Capital Commitments will generally be drawn from investors by the Fund as needed, upon 10 Business Days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion.

Effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act) who have committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units.

Additionally, the Fund intends to commence drawdowns of capital commitments of investors who make capital commitments after March 1, 2024 only after the Fund has drawn down the capital commitments of investors admitted prior to March 1, 2024 by 90%, and expects to allow quarterly tender offers of up to 10% per year beginning in 2025.

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of March 31, 2024 and December 31, 2023.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, we had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	March 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$186,611,957	23.6%
Total	$790,010,000	$186,611,957	23.6%

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

The following table summarizes total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2024
January 2, 2024	992,063	$10,000,000
Total capital drawdowns	992,063	$10,000,000

For the Three Months Ended March 31, 2023
January 11, 2023	-*	$36,100,014
January 23, 2023	-*	30,000,000
Total capital drawdowns	-*	$66,100,014

*Capital investment occurred prior to unitization of the Fund.

Distributions

The following tables summarize distributions declared for the three months ended March 31, 2024 and 2023:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
February 2024	$0.10	$6,728,204	$2,338,075
March 2024	0.09	5,932,764	2,074,772
	$0.19	$12,660,968	$4,412,847

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,204	5,887,204
March 2023	0.12		6,708,882	6,708,882
	$0.23		$17,513,210	$17,513,210

*Capital distribution occurred prior to unitization of the Fund.

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

During three months ended March 31, 2024 and 2023, there were no repurchases of Units.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2024 were $743.0 million and 8.18%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2023 were $493.7 million and 7.65%, respectively. Our outstanding debt obligations were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

The following table shows the contractual maturities of our debt obligations as of March 31, 2024 and December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
Fidelity Direct Lending Fund I JSPV LLC Facility	$743,000,000	$—	$743,000,000	$—	$—
Total Debt Obligations	$743,000,000	$—	$743,000,000	$—	$—

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
Fidelity Direct Lending Fund I JSPV LLC Facility	$743,000,000	$—	$—	$743,000,000	$—
Total Debt Obligations	$743,000,000	$—	$—	$743,000,000	$—

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of March 31, 2024 and December 31, 2023, we had unfunded commitments to borrowers in the aggregate principal amount of $213.3 million and $246.5 million, respectively.

From time to time, we may become party to certain legal proceedings in the ordinary course of business. At March 31, 2024, we are not aware of any pending or threatened litigation.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Advisory Agreement;
•
the Administration Agreement;
•
Transfer Agent Agreement;
•
the Expense Support Agreement;
•
Administrative Agent Expense Allocation Agreement;
•
Affiliated investments;
•
Affiliated Unit Holder Investments;
•
Placement Agent Agreement; and
•
Co-Investment Relief

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

Recent Developments

See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 10. Subsequent Events” for a summary of recent developments.

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

As of March 31, 2024, 100% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$40,271,035	$22,290,000	$17,981,035
Up 200 basis points	26,847,357	14,860,000	11,987,357
Up 100 basis points	13,423,678	7,430,000	5,993,678
Down 100 basis points	(13,423,678)	(7,430,000)	(5,993,678)
Down 200 basis points	(26,847,357)	(14,860,000)	(11,987,357)
Down 300 basis points	(40,271,035)	(22,290,000)	(17,981,035)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Capital Drawdowns

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Dividend Reinvestment Plan

After the Fund’s adoption of the dividend reinvestment plan which became effective upon the Fund’s election to be regulated as a BDC, the Fund issued 435,246 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued for reinvestment of distributions was approximately $4.4 million.

Unit Repurchases

The Fund has adopted a unit repurchase program. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

During the three months ended March 31, 2024, there were no repurchases of Common Units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(1)
10.1	Placement Agent Agreement.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(1) Previously filed as Exhibit 3.1 to the Fund’s Current Report on Form 8-K, filed on March 15, 2024.

(2) Previously filed as Exhibit 10.11 to the Fund’s Current Report on Form 8-K, filed on March 15, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: May 10, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: May 10, 2024	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)