Form 10-Q
period 2024-06-30
Fidelity Private Credit Co LLC
filed 2024-08-09
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of units of Registrant’s Common Units, outstanding as of August 5, 2024 was 70,814,816

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates and projections of Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,434,751,723 and $1,371,453,021)	$1,438,312,194	$1,379,664,900
Cash	19,604,702	46,194,052
Deferred financing costs	6,191,235	7,352,890
Receivables from sales and paydowns of investments	31,902	—
Interest receivable	11,290,928	9,137,528
Prepaid expenses	29,238	73,097
Total Assets	1,475,460,199	1,442,422,467
Liabilities
Debt	743,000,000	743,000,000
Due to custodian	108,893	1,087,223
Payable for purchases of securities	—	130,378
Distribution payable	—	5,881,549
Interest payable	16,118,579	15,890,115
Management fee payable	732,979	699,223
Due to affiliates	146,574	139,974
Other accounts payable and accrued liabilities	1,293,713	502,237
Total Liabilities	761,400,738	767,330,699
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	699,660,001	666,533,716
Total distributable earnings (loss)	14,399,460	8,558,052
Total Net Assets	$714,059,461	$675,091,768
Total Liabilities and Net Assets	$1,475,460,199	$1,442,422,467
Net Asset Value per unit (70,252,784 and 66,969,593 units issued and outstanding as of June 30, 2024 and December 31, 2023 respectively)	$10.16	$10.08

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
From non-controlled / non-affiliate investments
Interest income	$43,944,953	$35,463,049	$86,918,962	$64,437,681
Dividend income	190,009	—	361,547	—
Other income	826,878	126,217	1,229,597	126,217
From non-controlled / affiliate investments
Dividend income	—	4,401	—	4,401
Total Investment Income	44,961,840	35,593,667	88,510,106	64,568,299
Expenses
Interest expense	16,766,371	13,095,464	33,585,896	23,135,917
Management fees	2,182,902	476,849	4,348,753	476,849
Administration fees	436,500	102,912	869,599	119,718
Custodian fees	556	846	1,334	1,149
Board of Directors’ fees	70,983	25,792	146,700	25,792
Professional fees	278,749	112,835	399,117	181,741
Other general and administrative expenses	341,880	139,367	551,845	204,286
Total Expenses Before Reductions	20,077,941	13,954,065	39,903,244	24,145,452
Expense support	(216,925)	(98,388)	(216,925)	(98,388)
Investment income before income tax expense	19,861,016	13,855,677	39,686,319	24,047,064
Net Expenses	19,861,016	13,855,677	39,686,319	24,047,064
Net Investment Income (Loss)	25,100,824	21,737,990	48,823,787	40,521,235
Net Realized and Unrealized Gains (Losses) on Investments
Realized gain (loss) on non-controlled / non-affiliate investments	—	—	(1,036)	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments (net of increase in deferred taxes of $1,079,996 and $0)	1,253,035	(1,534,243)	(5,731,404)	(3,408,301)
Total Unrealized Gain/Loss	1,253,035	(1,534,243)	(5,731,404)	(3,408,301)
Net Realized and Unrealized Gains (Losses) on Investments	1,253,035	(1,534,243)	(5,732,440)	(3,408,301)
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,353,859	$20,203,747	$43,091,347	$37,112,934

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$25,100,824	$21,737,990	$48,823,787	$40,521,235
Net realized gain (loss) on investments	—	—	(1,036)	—
Net change in unrealized appreciation (depreciation) on investments	1,253,035	(1,534,243)	(5,731,404)	(3,408,301)
Net Increase (Decrease) in Net Assets Resulting from Operations	26,353,859	20,203,747	43,091,347	37,112,934
Capital Activity
Capital contributions	10,000,000	60,617,189	20,000,000	126,717,202
Distributions to Unit Holders	(24,588,971)	(14,878,190)	(37,249,939)	(32,391,400)
Reinvestment of distributions	8,713,438	14,262,010	13,126,285	31,775,220
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	(5,875,533)	60,001,009	(4,123,654)	126,101,022
Total Increase (Decrease) in Net Assets	20,478,326	80,204,756	38,967,693	163,213,956
Net assets, beginning of period	693,581,135	545,580,259	675,091,768	462,571,059
Net Assets, End of Period	$714,059,461	$625,785,015	$714,059,461	$625,785,015

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$43,091,347	$37,112,934
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(154,138,126)	(484,257,864)
Proceeds from sales of investments and principal repayments	141,540,773	4,575,752
Net proceeds (payments) for money market funds	—	(1,353,796)
Net proceeds (payments) from sales (purchases) of mutual funds	(44,674,462)	—
Net realized (gain) loss on investments	1,036	—
Net change in unrealized (appreciation) depreciation on investments	4,651,408	3,408,301
Payment-in-kind interest capitalized	(1,110,937)	—
Net accretion of discount and amortization of premium	(4,916,986)	(1,580,387)
Amortization of deferred financing costs	1,161,655	852,571
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(31,902)	(457,540)
(Increase) decrease in interest receivable	(2,153,400)	(2,899,042)
(Increase) decrease in prepaid expenses	43,859	—
Increase (decrease) in due to custodian	(978,330)	—
Increase (decrease) in payable for purchases of securities	(130,378)	—
Increase (decrease) in interest payable	228,464	8,073,823
Increase (decrease) in management fee payable	33,756	476,849
Increase (decrease) in due to affiliates	6,600	91,175
Increase (decrease) in other accounts payable and accrued liabilities	791,476	188,943
Net Cash Provided by (Used in) Operating Activities	(16,584,147)	(435,768,281)
Cash Flows from Financing Activities:
Payment of financing costs	—	(4,599,022)
Capital contributions	20,000,000	126,717,202
Capital distributions	(30,005,203)	(616,180)
Proceeds from borrowings	—	310,000,003
Repayment of borrowings	—	(62,846,018)
Net Cash Provided by (Used in) Financing Activities	(10,005,203)	368,655,985
Net change in cash	(26,589,350)	(67,112,296)
Cash as of the beginning of the period	46,194,052	102,825,803
Cash as of the end of the period	$19,604,702	$35,713,507
Supplemental information and non-cash financing activities
Non-cash distributions	$13,126,285	$31,775,220
Reinvestment of distributions	$(13,126,285)	$(31,775,220)
Non-cash purchases of payment-in-kind securities	$1,110,937	$—
Non-cash interest income from payment-in-kind securities	$(1,110,937)	$—
Cash paid for interest expense	$32,195,777	$13,512,118

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (h)(k)	Term Loan	SOFR	+	5.00%	10.44%	5/3/2029	8,310,648	$8,096,118	$8,260,784
Cadence - Southwick, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	5.00%	10.42%	5/3/2028	1,859,444	1,770,990	1,834,184
								9,867,108	10,094,968	1.42%
Air Freight & Logistics
Echo Global Logistics Inc (j)(k)	Term Loan	SOFR	+	4.75%	10.19%	11/23/2028	15,327,000	14,893,928	15,327,000
R1 Holdings Merger Sub, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.59%	12/29/2028	21,802,975	21,272,173	21,759,369
R1 Holdings Merger Sub, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.25%	11.57%	12/29/2028	2,487,009	2,377,045	2,473,039
R1 Holdings Merger Sub, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	11.59%	12/29/2028	330,317	206,256	319,457
STG Logistics Inc (i)(k)	Term Loan	SOFR	+	6.00%	11.48%	3/24/2028	41,552,000	41,082,040	32,452,112
								79,831,442	72,330,977	10.13%
Application Software
ACP Avenu Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.25%	10.55%	10/2/2029	18,656,250	18,188,875	18,656,250
ACP Avenu Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.25%	10.57%	10/2/2029	800,625	642,639	800,625
ACP Avenu Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.25%	10.58%	10/2/2029	1,929,714	1,848,640	1,929,714
ACP Falcon Buyer, Inc. (h)(k)	Term Loan	SOFR	+	5.50%	10.80%	8/1/2029	23,657,563	23,025,528	23,657,563
ACP Falcon Buyer, Inc. (f)(h)	Revolving Credit Facility		-		-	8/1/2029	-	(166,000)	-
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (h)(k)	Term Loan	SOFR	+	7.25%	12.58%	12/9/2029	31,471,935	30,672,012	31,314,576
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(h)	Revolving Credit Facility		-		-	12/9/2028	-	(75,805)	(16,949)
Finastra USA Inc (f)(h)(l)	Revolving Credit Facility	SOFR	+	7.25%	12.58%	9/13/2029	825,871	689,396	825,871
Lightspeed Solutions, LLC (i)(k)	Term Loan	SOFR	+	6.50% (2.17% PIK)	11.85%	3/1/2028	20,099,587	19,799,046	19,576,997
Lightspeed Solutions, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	6.50% (2.17% PIK)	11.85%	3/1/2028	1,325,338	1,323,614	1,290,879
Prism Parent Co Inc. (f)(i)	Delayed Draw Term Loan		-		-	9/16/2028	-	(65,722)	-
Prism Parent Co Inc. (i)(k)	Term Loan	SOFR	+	5.00%	10.34%	9/16/2028	31,281,712	30,801,516	31,281,712
								126,683,739	129,317,238	18.11%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Automotive Parts & Equipment
American Trailer Rental Group, LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.98%	6/1/2027	15,600,000	$15,311,456	$14,913,600
American Trailer Rental Group, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	5.50%	10.98%	6/1/2027	14,748,975	14,748,975	14,100,020
American Trailer Rental Group, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	5.75%	11.19%	6/1/2027	19,293,375	18,874,724	18,560,227
Arrowhead Holdco Company (i)(k)	Term Loan	SOFR	+	5.25% (2.75% PIK)	10.75%	8/31/2028	25,289,064	24,883,407	20,863,478
Arrowhead Holdco Company (i)(k)	Delayed Draw Term Loan	SOFR	+	5.25% (2.75% PIK)	10.75%	8/31/2028	2,309,504	2,309,504	1,905,341
								76,128,066	70,342,666	9.85%
Building Products
Copperweld Group, Inc. (h)(k)	Term Loan	SOFR	+	6.00%	11.60%	3/31/2026	37,936,376	37,022,685	37,557,012
Copperweld Group, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	6.00%	11.60%	3/31/2026	3,553,299	3,436,482	3,502,538
								40,459,167	41,059,550	5.75%
Commodity Chemicals
Soteria Flexibles Corporation (f)(h)	Delayed Draw Term Loan		-		-	8/15/2029	-	(78,175)	(58,297)
Soteria Flexibles Corporation (h)(k)	Term Loan	SOFR	+	5.50%	10.83%	8/15/2029	15,342,494	14,999,934	15,219,754
Soteria Flexibles Corporation (f)(h)	Revolving Credit Facility		-		-	8/15/2029	-	(126,591)	(47,259)
								14,795,168	15,114,198	2.11%
Data Processing & Outsourced Services
VRC Companies LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.08%	6/29/2027	34,472,127	34,127,604	34,472,127
								34,127,604	34,472,127	4.83%
Diversified Support Services
EverSmith Brands Intermediate Holding Company (h)(k)	Term Loan	SOFR	+	5.00%	10.33%	6/17/2030	529,412	521,507	521,471
EverSmith Brands Intermediate Holding Company (f)(h)	Delayed Draw Term Loan		-		-	6/17/2030	-	(2,740)	(2,757)
EverSmith Brands Intermediate Holding Company (f)(h)	Revolving Credit Facility		-		-	6/17/2030	-	(1,535)	(1,544)
Hobbs & Associates, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.58%	4/11/2029	21,931,709	21,371,648	21,931,709
Hobbs & Associates, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.25%	11.58%	4/11/2029	24,819,759	24,193,859	24,819,759
Hobbs & Associates, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.58%	4/11/2029	3,103,711	3,035,250	3,103,711
Hobbs & Associates, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.25%	11.58%	4/11/2029	8,709,701	8,520,691	8,709,701
Hobbs & Associates, LLC (h)(k)	Term Loan	SOFR	+	5.00%	10.33%	4/11/2029	1,330,000	1,317,204	1,322,020
Hobbs & Associates, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.00%	10.33%	4/11/2029	1,022,222	999,917	1,000,222
MRI Acquisitions, Inc (h)(k)	Term Loan	SOFR	+	6.25%	11.73%	12/30/2025	34,637,786	34,274,397	33,875,755
MRI Acquisitions, Inc (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	11.73%	12/30/2025	666,667	642,299	611,667
Ruppert Landscape, LLC (i)(k)	Term Loan	SOFR	+	5.75%	11.25%	12/1/2028	23,995,843	23,427,106	23,995,843
Ruppert Landscape, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	5.75%	11.23%	12/1/2028	6,264,174	6,086,828	6,264,174
Ruppert Landscape, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.75%	11.24%	12/1/2028	1,134,058	1,035,008	1,134,058
								125,421,439	127,285,789	17.83%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electrical Components & Equipment
CMI Buyer, Inc. (h)(k)	Term Loan	SOFR	+	6.75%	12.08%	10/20/2028	4,314,196	$4,362,561	$4,427,986
								4,362,561	4,427,986	0.62%
Electronic Components
AEP Passion Intermediate Holdings, Inc. (h)(k)	Term Loan	SOFR	+	6.50%	12.04%	10/5/2027	24,504,468	23,944,664	23,891,856
AEP Passion Intermediate Holdings, Inc. (f)(h)	Delayed Draw Term Loan	SOFR	+	6.50%	11.97%	10/5/2027	1,356,659	1,283,576	1,271,305
AEP Passion Intermediate Holdings, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	6.50%	11.98%	10/5/2027	1,391,577	1,353,975	1,348,890
EDS Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.09%	1/10/2029	912,593	895,062	894,341
EDS Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	1/10/2029	-	(1,616)	(1,702)
								27,475,661	27,404,690	3.85%
Environmental & Facilities Services
Pavement Partners Interco, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.22%	2/7/2028	39,946,608	39,010,711	39,946,608
Pavement Partners Interco, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.75%	12.22%	2/7/2028	5,721,105	5,584,031	5,721,105
Pavement Partners Interco, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.75%	12.22%	2/7/2028	2,355,528	2,271,014	2,355,528
Pavement Partners Interco, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.08%	2/7/2028	1,000,000	970,053	970,000
								47,835,809	48,993,241	6.86%
Food Distributors
Midas Foods International LLC (h)	Term Loan	SOFR	+	6.00%	11.33%	4/30/2029	327,869	321,476	321,312
Midas Foods International LLC (f)(h)	Delayed Draw Term Loan		-		-	4/30/2029	-	(9,516)	(9,836)
Midas Foods International LLC (f)(h)	Revolving Credit Facility		-		-	4/30/2029	-	(3,171)	(3,279)
								308,789	308,197	0.04%
Health Care Facilities
Infusion Services Management, LLC (h)(k)	Term Loan	SOFR	+	6.50%	11.85%	7/7/2028	18,908,267	18,418,843	18,908,267
Infusion Services Management, LLC (f)(h)	Delayed Draw Term Loan		-		-	7/7/2028	-	(130,433)	-
Infusion Services Management, LLC (f)(h)	Revolving Credit Facility		-		-	7/7/2028	-	(31,144)	-
								18,257,266	18,908,267	2.65%
Health Care Services
AB Centers Acquisition Corporation (i)(k)	Term Loan	SOFR	+	6.00%	11.44%	9/6/2028	36,334,199	35,517,015	36,334,199
AB Centers Acquisition Corporation (f)(i)	Revolving Credit Facility		-		-	9/6/2028	-	(65,891)	-
BeBright MSO, LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.10%	6/3/2030	9,662,764	9,567,001	9,566,137
BeBright MSO, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.75%	11.09%	6/3/2030	599,091	522,726	521,789
BeBright MSO, LLC (f)(h)	Revolving Credit Facility		-		-	6/3/2030	-	(19,085)	(19,326)
CareRing Health, LLC (i)	Delayed Draw Term Loan	SOFR	+	6.00%	11.35%	5/4/2028	6,599,322	6,580,938	6,473,935
CareRing Health, LLC (i)(k)	Term Loan	SOFR	+	6.00%	11.35%	5/4/2028	28,386,207	27,905,142	27,846,869
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (h)(k)	Term Loan	SOFR	+	6.50%	11.78%	1/3/2029	38,221,188	37,447,377	38,221,188
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (h)(k)	Delayed Draw Term Loan	SOFR	+	6.50%	11.77%	1/3/2029	9,000,000	8,819,242	9,000,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(h)	Revolving Credit Facility		-		-	1/3/2029	-	$(51,573)	$-
Houseworks Holdings, LLC (h)(k)	Term Loan	SOFR	+	6.50%	12.01%	12/16/2028	6,648,750	6,487,447	6,648,750
Houseworks Holdings, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.50%	12.01%	12/16/2028	24,933,467	24,342,223	24,933,467
Houseworks Holdings, LLC (f)(h)	Revolving Credit Facility		-		-	12/16/2028	-	(129,505)	-
Houseworks Holdings, LLC (h)(k)	Term Loan	SOFR	+	6.50%	12.01%	12/16/2028	43,854,714	42,741,180	43,854,714
Integrated Oncology Network LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.00%	11.45%	6/24/2025	3,128,608	3,128,608	3,075,422
Integrated Oncology Network LLC (f)(h)	Revolving Credit Facility		-		-	6/24/2025	-	-	(9,706)
Integrated Oncology Network LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.45%	6/24/2025	13,755,081	13,652,340	13,521,245
The Smilist DSO, LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.33%	4/4/2029	21,248,125	20,787,088	20,993,148
The Smilist DSO, LLC (f)(h)	Revolving Credit Facility		-		-	4/4/2029	-	(24,634)	(13,783)
The Smilist DSO, LLC (f)(h)	Delayed Draw Term Loan		-		-	4/4/2029	-	(49,284)	(55,130)
The Smilist DSO, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.00%	11.33%	4/4/2029	5,042,123	4,926,214	4,973,210
Tiger Healthcare Buyer, LLC (f)(h)	Delayed Draw Term Loan		-		-	2/27/2030	-	(1,329)	(3,125)
Tiger Healthcare Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.33%	2/27/2030	2,493,750	2,439,882	2,431,406
Tiger Healthcare Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	2/27/2030	-	(47,831)	(56,250)
VIP Medical US Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.19%	12/12/2028	33,869,225	33,326,855	33,598,271
VIP Medical US Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.75%	11.19%	12/12/2028	3,500,000	3,386,703	3,440,000
VIP Medical US Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.75%	11.19%	12/12/2028	4,490,000	4,339,429	4,410,080
								285,528,278	289,686,510	40.57%
Health Care Supplies
C2DX, Inc (h)(k)	Term Loan	SOFR	+	5.25%	10.59%	3/19/2030	524,110	516,516	521,490
C2DX, Inc (f)(h)	Revolving Credit Facility	SOFR	+	5.25%	10.59%	3/19/2030	15,254	13,311	14,576
C2DX, Inc (f)(h)	Delayed Draw Term Loan		-		-	3/19/2030	-	(4,852)	(1,695)
								524,975	534,371	0.07%
Human Resource & Employment Services
Future Care Associates LLC (h)(k)	Term Loan	SOFR	+	5.25%	10.73%	12/30/2028	29,550,000	28,943,085	28,959,000
Future Care Associates LLC (h)	Delayed Draw Term Loan	SOFR	+	5.25%	10.73%	12/30/2028	24,840,000	24,344,308	24,343,200
Future Care Associates LLC (f)(h)	Revolving Credit Facility		-		-	12/30/2028	-	(95,458)	(100,000)
								53,191,935	53,202,200	7.46%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.83%	12/13/2027	48,875,000	48,432,825	48,631,250
Astro Acquisition LLC (f)(h)	Revolving Credit Facility		-		-	12/13/2027	-	-	(31,250)
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Double E Company, LLC (h)(k)	Term Loan	SOFR	+	6.75% (2.75% PIK)	12.19%	6/21/2028	15,759,507	$15,616,011	$13,789,568
Double E Company, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.75%	12.19%	6/21/2028	1,779,736	1,779,736	1,482,379
Endurance PT Technology Buyer Corporation (h)(k)	Term Loan	SOFR	+	5.25%	10.59%	2/28/2030	4,245,671	4,164,155	4,213,828
Endurance PT Technology Buyer Corporation (f)(h)	Revolving Credit Facility		-		-	2/28/2030	-	(58,253)	(23,105)
Endurance PT Technology Buyer Corporation (h)(k)	Term Loan	SOFR	+	5.25%	10.59%	2/28/2030	1,000,000	982,518	982,500
Lake Air Products, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.23%	1/9/2029	38,569,232	37,779,679	38,337,817
Lake Air Products, LLC (f)(h)	Revolving Credit Facility		-		-	1/9/2029	-	(114,162)	(36,000)
MoboTrex, LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.84%	6/7/2030	545,455	534,630	534,545
MoboTrex, LLC (f)(h)	Delayed Draw Term Loan		-		-	6/7/2030	-	(3,113)	(3,147)
MoboTrex, LLC (f)(h)	Revolving Credit Facility		-		-	6/7/2030	-	(2,075)	(2,098)
								109,111,951	107,876,287	15.10%
Insurance Brokers
Alera Group, Inc. (i)(k)	Term Loan	SOFR	+	6.50%	11.94%	9/30/2028	4,912,500	4,836,928	4,912,500
Alera Group, Inc. (i)(k)	Delayed Draw Term Loan	SOFR	+	6.50%	11.94%	9/30/2028	9,854,375	9,706,316	9,854,375
								14,543,244	14,766,875	2.07%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(i)	Revolving Credit Facility		-		-	11/6/2029	-	(132,692)	-
WCI-BXC Purchaser, LLC (i)(k)	Term Loan	SOFR	+	6.25%	11.59%	11/6/2030	23,338,714	22,791,335	23,338,714
								22,658,643	23,338,714	3.27%
Packaged Foods & Meats
CCI Prime, LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.33%	10/18/2029	973,635	951,341	960,004
CCI Prime, LLC (f)(h)	Delayed Draw Term Loan		-		-	10/18/2029	-	(9,525)	(6,012)
CCI Prime, LLC (f)(h)	Revolving Credit Facility		-		-	10/18/2029	-	(77,495)	(49,000)
								864,321	904,992	0.12%
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.18%	1/13/2029	32,587,500	31,919,913	32,587,500
Bron Buyer, LLC (f)(h)	Delayed Draw Term Loan		-		-	1/13/2029	-	(95,282)	-
Bron Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	1/13/2029	-	(95,198)	-
								31,729,433	32,587,500	4.56%
Pharmaceuticals
Alcami Corporation (h)(k)	Term Loan	SOFR	+	7.00%	12.49%	12/21/2028	44,505,137	42,598,868	44,505,137
Alcami Corporation (h)(k)	Delayed Draw Term Loan	SOFR	+	7.00%	12.49%	12/21/2028	4,001,644	3,838,398	4,001,644
Alcami Corporation (f)(h)	Revolving Credit Facility		-		-	12/21/2028	-	(290,534)	-
								46,146,732	48,506,781	6.79%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(i)	Revolving Credit Facility	SOFR	+	4.50%	9.83%	12/23/2027	460,123	$460,123	$374,233
Refresh Buyer LLC (i)(k)	Term Loan	SOFR	+	4.50%	9.83%	12/23/2028	14,392,638	14,269,833	13,989,644
Refresh Buyer LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	4.50%	9.83%	12/23/2028	2,169,939	2,169,939	2,109,180
Refresh Buyer LLC (i)(k)	Term Loan	SOFR	+	5.50%	10.83%	12/23/2028	34,505,590	33,958,323	34,436,579
Refresh Buyer LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	5.50%	10.83%	12/23/2028	4,944,099	4,869,021	4,934,211
								55,727,239	55,843,847	7.82%
Specialized Consumer Services
Cop Foundations Acquisitions Inc. (h)(k)	Term Loan	SOFR	+	5.00%	10.34%	5/6/2029	1,904,762	1,872,203	1,871,429
Cop Foundations Acquisitions Inc. (f)(h)	Delayed Draw Term Loan		-		-	5/6/2029	-	(20,217)	(41,667)
Cop Foundations Acquisitions Inc. (f)(h)	Revolving Credit Facility		-		-	5/6/2029	-	(10,106)	(10,417)
Mustang Prospects Purchaser LLC (i)(k)	Term Loan	SOFR	+	5.00%	10.33%	6/13/2031	16,104,607	15,944,328	15,943,561
Mustang Prospects Purchaser LLC (f)(i)	Delayed Draw Term Loan		-		-	6/13/2031	-	(18,817)	(37,893)
Mustang Prospects Purchaser LLC (f)(i)	Revolving Credit Facility		-		-	6/13/2031	-	(23,521)	(23,683)
Quick Roofing Acquisition, LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.18%	12/22/2029	8,155,738	7,964,569	8,155,738
Quick Roofing Acquisition, LLC (f)(h)	Revolving Credit Facility		-		-	12/22/2029	-	(194,386)	-
Quick Roofing Acquisition, LLC (f)(h)	Delayed Draw Term Loan		-		-	12/22/2029	-	(68,133)	-
SCP WQS Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.75%	11.08%	10/2/2028	4,339,894	4,253,513	4,339,894
SCP WQS Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.75%	11.08%	10/2/2028	2,083,491	1,945,325	2,083,491
SCP WQS Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.75%	11.08%	10/2/2028	560,000	492,648	560,000
USW Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.68%	11/3/2028	15,760,000	15,511,172	15,003,520
USW Buyer, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.25%	11.68%	11/3/2028	14,892,125	14,665,569	14,177,303
USW Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	11.68%	11/3/2028	3,030,000	2,956,038	2,790,000
								65,270,185	64,811,276	9.07%
Trading Companies & Distributors
All States AG Parts LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.60%	9/1/2026	24,622,831	24,224,148	24,253,488
Belt Power Holdings LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.48%	8/22/2028	29,223,077	28,780,097	29,164,631
Belt Power Holdings LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.00%	11.48%	8/22/2028	6,779,829	6,705,544	6,766,269
Belt Power Holdings LLC (f)(h)	Revolving Credit Facility		-		-	8/22/2028	-	(48,749)	(6,838)
								59,661,040	60,177,550	8.43%
Total First Lien Debt								1,350,511,795	1,352,296,797	189.38%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Echo Global Logistics Inc (j)(k)	Term Loan	SOFR	+	8.00%	13.44%	11/23/2029	10,000,000	$9,695,107	$10,000,000
								9,695,107	10,000,000	1.40%
Total Second Lien Debt								9,695,107	10,000,000	1.40%
Equity
Air Freight & Logistics
REP RO Coinvest IV-A, L.P. (l)(n)	Equity Units						800,000	800,000	624,000
								800,000	624,000	0.09%
Building Products
Copperweld Investor, LLC (n)	Class A Common Units						600,000	1,500,000	1,026,000
								1,500,000	1,026,000	0.14%
Diversified Support Services
Air Control Concepts Holdings, L.P (l)(n)	Class A-1 Units						67,430	674,296	2,325,646
KLC Fund 1022-CI-A LP (l)(n)	Equity Interest							750,000	769,950
								1,424,296	3,095,596	0.44%
Electronic Components
APCT Parent, L.P. (n)	Class A Units						1,500	1,500,000	1,122,660
								1,500,000	1,122,660	0.16%
Food Distributors
MFI Group Holdings LLC (n)	Class A Units						16	16,393	16,393
								16,393	16,393	0.00%
Health Care Services
Personal Care (ITC) Holdings, LLC (n)	Class A Units						187,961	1,879,621	2,340,114
Tiger Healthcare Holdings, LLC (n)	Class A Interest						97,500	125,000	109,200
VIP Medical Holdings (n)	Class A Units						1,000,000	10	10
VIP Medical Holdings (n)	Series A Preferred Units						1,000,000	1,000,000	1,120,000
								3,004,631	3,569,324	0.51%
Human Resource & Employment Services
FCA Partners LLC (l)(n)	Common Units						839,085	4	8
FCA Partners LLC (l)(n)	Class A Preferred Units						839,085	839,085	520,233
								839,089	520,241	0.07%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (l)(n)	Class A Common Units				1,000	$1,000,000	$158,800
Double E Equity, L.P. (l)(n)	Class A Preferred Units				18	17,500	18,143
Endurance PT Technology Holdings LLC (n)	Common Units				177	17,722	30,652
Endurance PT Technology Holdings LLC (n)	Preferred Units				159	159,499	163,206
Lake Air Products Aggregator LLC (l)(n)	Common Units				1,000,000	1,000,000	1,180,000
MoboTrex Ultimate Holdings, LLC (n)	Class A-2 Units				34,965	34,965	34,965
						2,229,686	1,585,766	0.21%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (l)(n)	Equity Interest					608,645	608,108
						608,645	608,108	0.09%
Packaged Foods & Meats
CCI Prime Holdings, LLC (n)	Series A Preferred Units				92	92,025	95,414
						92,025	95,414	0.01%
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (n)	Class A Units				1,000	1,000,000	1,171,080
						1,000,000	1,171,080	0.16%
Specialized Consumer Services
Cop Foundations Investment, LLC (n)	Class A Units				119,048	119,048	123,810
Mustang Prospects Holdco, LLC (n)	Class A Units				950	949,737	1,067,495
Mustang Prospects Holdco, LLC (n)	Class B Units				949,765	9	579,357
Quick Roofing Topco, LLC (n)	Class A Interest				327,869	327,869	445,902
USW Holdings, LLC (n)	Class A-1 Units				627	651,026	461,883
						2,047,689	2,678,447	0.37%
Trading Companies & Distributors
Belt Power Parent, LLC (n)	Class A Units				1,000,000	1,000,000	1,420,000
						1,000,000	1,420,000	0.20%
Total Equity						16,062,454	17,533,029	2.45%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 5.17% (g)(m)	Investor Class Units				7,815,755	7,815,755	7,815,756
State Street Institutional U.S. Government Money Market Fund - 5.00% (g)(m)	Administration Class Units				50,666,612	50,666,612	50,666,612
						58,482,367	58,482,368	8.19%
Total Money Market Mutual Funds						58,482,367	58,482,368	8.19%
Total Investments -- non-controlled/ non-affiliate						1,434,751,723	1,438,312,194	201.42%
Total Investment Portfolio						$1,434,751,723	$1,438,312,194	201.42%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.

The accompanying notes are an integral part of these consolidated financial statements

(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) which resets monthly, quarterly, or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Fair Value Committee (see Note 2 and Note 6), pursuant to the Fund’s valuation policy.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Negative fair value is the result of the unfunded commitment being valued below par and/or the capitalized discount on the loan. The unfunded loan commitment may be subject to a commitment termination date and may expire prior to the maturity date stated. See Notes to Financial Statements for more information on the Fund's unfunded commitments.
(g)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(h)
The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(i)
The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(j)
The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(k)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(l)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2024, non-qualifying assets amounted to $7,030,759 which represents 0.5% of total assets as calculated in accordance with regulatory requirements.
(m)
The rate quoted is the annualized seven-day yield of the fund at period end.
(n)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $17,533,029 or 2.5% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023	674,296
APCT Parent, L.P.	Class A Units	2/14/2023	1,500,000
Belt Power Parent, LLC	Class A Units	8/22/2022	1,000,000
Bron Holdings, LLC	Class A Units	1/13/2023	1,000,000
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Cop Foundations Investment, LLC	Class A Units	5/6/2024	119,048
Copperweld Investor, LLC	Class A Common Units	12/15/2022	1,500,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024	17,500
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Endurance PT Technology Holdings LLC	Common Units	2/29/2024	16,304
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024	146,739
FCA Partners LLC	Common Units	4/17/2023	1
FCA Partners LLC	Class A Preferred Units	4/17/2023	500,000
KLC Fund 1022-CI-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
MFI Group Holdings LLC	Class A Units	4/30/2024	16,393
MoboTrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024	34,965
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 05/31/2023	9
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 05/31/2023	949,737
Personal Care (ITC) Holdings, LLC	Class A Units	02/14/2023 - 10/18/2023	1,879,621
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO Coinvest IV-A, L.P.	Equity Units	12/29/2022	800,000
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
USW Holdings, LLC	Class A-1 Units	11/03/2022 - 12/05/2023	651,026
VIP Medical Holdings	Class A Units	12/12/2022	10
VIP Medical Holdings	Series A Preferred Units	12/12/2022	1,000,000
WCI-BXC Investment Holdings LP	Equity Interest	11/6/2023	608,108

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of June 30, 2024 and December 31, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

The Fund estimates tax liabilities for certain of the Fund’s investments held through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The tax liability may differ materially depending on conditions when these investments earn income or are disposed. The estimated tax liability of $1,079,996 and $0 as of June 30, 2024, and December 31, 2023, respectively, is included in Other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities. For the three and six months ended June 30, 2024, an increase in estimated tax liability of $1,079,996 is included in Net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. For the three and six months ended June 30, 2023, there was no estimated tax liability.

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

For the three and six months ended June 30, 2024 and 2023, the Fund incurred no U.S. federal income taxes, including excise taxes. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

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

Interest Income

Interest income is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized into the cost of the investment to which it applies and accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

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

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of June 30, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

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

Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation/(depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is included in realized gain (loss) on investments and net change in unrealized appreciation on investments, respectively, on the consolidated statements of operations.

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
Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. For the three and six months ended June 30, 2024, three months ended June 30, 2023, and for the period January 31, 2023 through June 30, 2023, unit transaction activity is as follows:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the period January 31, 2023 through June 30, 2023
	Units	Units	Units	Units
Units issued - initial conversion to unitized LLC	—	—	—	53,784,131
Units issued - contributions during the period	986,466	6,060,198	1,978,529	6,060,198
Distributions reinvested	869,416	1,438,475	1,304,662	2,710,207
Net increase (decrease)	1,855,882	7,498,673	3,283,191	62,554,536

As of the dates indicated, we had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	June 30, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$176,611,957	22.4%
Total	$790,010,000	$176,611,957	22.4%

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the six months ended June 30, 2024 and 2023:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
Total capital drawdowns	1,978,529	$20,000,000

For the Six Months Ended June 30, 2023
January 11, 2023	—*	$36,100,014
January 23, 2023	—*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
Total capital drawdowns	6,060,198	$126,101,022

*Capital investment occurred prior to unitization of the Fund.

The following tables summarize distributions declared for the six months ended June 30, 2024 and 2023:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
February 2024	$0.10	$6,728,204	$2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
	$0.54	$37,249,939	$13,126,285

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,204	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
June 2023	—		—	—
	$0.48		$32,391,400	$31,775,220

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

Additionally, the Fund intends to commence drawdowns of capital commitments of investors who make capital commitments after March 1, 2024 only after the Fund has drawn down the capital commitments of investors admitted prior to March 1, 2024 by 90%.

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

Repurchase Program

The Fund has implemented a share repurchase program under which, subject to market conditions and the approval of the Board, the Fund may repurchase Units on a quarterly basis pursuant to written tenders by Unit Holders. The Fund currently expects to make quarterly tender offers of up to 10% per year beginning in 2025. However, the Fund may begin making tender offers sooner in its discretion. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder or other person holding Units acquired from a Unit Holder has the right to require the Fund to repurchase any Units.

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

For the six months ended June 30, 2024 and 2023, the Fund did not repurchase any Units from Unit Holders.

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

For the three and six months ended June 30, 2024, management fees were $2,182,902 and $4,348,753, respectively. For the three and six months ended June 30, 2023, management fees were $476,849 and $476,849, respectively.

As of June 30, 2024 and December 31, 2023, $732,979 and $699,223, respectively, was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2024, the Fund recorded $436,500 and $869,599, respectively, in administration fees on the consolidated statements of operations. For the three and six months ended June 30, 2023, the Fund recorded $102,912 and $119,718, respectively, in administration fees on the consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, $146,574 and $139,974, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

Transfer Agent Agreement

On March 11, 2024, the Fund entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser, effective April 1, 2024. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC will receive an asset-based fee with respect to Units. The Fund will pay a fee for transfer agent services equal to 0.00833% (0.10% on an annualized basis) of net assets as of the end of the last business day of the month. Such fees are payable in arrears.

For the three months ended June 30, 2024, the Fund recorded $174,643 in transfer agent fees, which are included in other general and administrative expenses in the consolidated statements of operations. No transfer agency fees were incurred by the Fund in prior periods, as the fee was effective as of April 1, 2024.

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

For the three and six months ended June 30, 2024, $216,925 was recognized and recorded in expense support on the consolidated statements of operations. For the three and six months ended June 30, 2023, $98,388 was recognized and recorded in expense support on the consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, there were no receivables from affiliates included on the consolidated statements of assets and liabilities.

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

Affiliated Investments

There were no affiliated holdings at June 30, 2024. The table below presents the Fund's affiliated investments for the six months ended June 30, 2023.

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of June 30, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Investments Money Market Government Portfolio Class I	$—	$28,823,556	$(27,469,760)	$—	$—	$1,353,796	$4,401
Total	$—	$28,823,556	$(27,469,760)	$—	$—	$1,353,796	$4,401

Affiliated Unit Holder Investments

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	June 30, 2024 % Net Assets	December 31, 2023 % Net Assets
Fidelity Capital and Income Fund	50%	52%
Fidelity Advisor Floating Rate High Income Fund	15%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of June 30, 2024 and December 31, 2023.

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

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$1,350,511,795	$1,352,296,797	94.0%	$1,332,735,575	$1,339,308,277	97.1%
Total Second Lien Debt	9,695,107	10,000,000	0.7%	9,676,838	10,000,000	0.7%
Total Equity	16,062,454	17,533,029	1.2%	15,232,702	16,548,717	1.2%
Total Mutual Funds	58,482,367	58,482,368	4.1%	13,807,906	13,807,906	1.0%
Total Investment Portfolio	$1,434,751,723	$1,438,312,194	100.0%	$1,371,453,021	$1,379,664,900	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Health Care Services	20.3%	18.0%
Diversified Support Services	9.1%	8.9%
Application Software	9.0%	9.1%
Industrial Machinery & Supplies & Components	7.6%	7.7%
Air Freight & Logistics	5.8%	8.4%
Automotive Parts & Equipment	4.9%	5.2%
Specialized Consumer Services	4.7%	5.1%
Trading Companies & Distributors	4.3%	4.4%
Mutual Funds	4.1%	1.0%
Soft Drinks & Non-Alcoholic Beverages	3.9%	4.0%
Human Resource & Employment Services	3.7%	3.3%
Environmental & Facilities Services	3.4%	5.7%
Pharmaceuticals	3.4%	3.2%
Building Products	2.9%	3.1%
Data Processing & Outsourced Services	2.4%	2.5%
Paper & Plastic Packaging Products & Materials	2.3%	2.4%
Electronic Components	2.0%	2.0%
Life Sciences Tools & Services	1.7%	1.7%
Health Care Facilities	1.3%	1.5%
Commodity Chemicals	1.1%	1.1%
Insurance Brokers	1.0%	1.0%
Aerospace & Defense	0.7%	0.6%
Electrical Components & Equipment	0.3%	0.0%
Packaged Foods & Meats	0.1%	0.1%
Health Care Supplies	0.0%	0.0%
Food Distributors	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,407,014,567	97.8%	197.0%	$1,348,192,965	97.7%	199.7%
Australia	31,297,627	2.2%	4.4%	31,471,935	2.3%	4.7%
Total	$1,438,312,194	100.0%	201.4%	$1,379,664,900	100.0%	204.4%

As of June 30, 2024 and December 31, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of June 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Level 3 unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of June 30, 2024 and December 31, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Total First Lien Debt	$—	$—	$1,352,296,797	$1,352,296,797
Total Second Lien Debt	—	—	10,000,000	10,000,000
Total Equity	—	—	17,533,029	17,533,029
Total Mutual Funds	58,482,368	—	—	58,482,368
Total Investment Portfolio	$58,482,368	$—	$1,379,829,826	$1,438,312,194

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Total First Lien Debt	$—	$—	$1,339,308,277	$1,339,308,277
Total Second Lien Debt	—	—	10,000,000	10,000,000
Total Equity	—	—	16,548,717	16,548,717
Total Mutual Funds	13,807,906	—	—	13,807,906
Total Investment Portfolio	$13,807,906	$—	$1,365,856,994	$1,379,664,900

The following is a reconciliation of investments for which Level 3 inputs were used in determining value as of June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Purchases of investments	153,308,911	—	829,215	154,138,126
Purchases from increase in investments due to Payment-in-kind	1,110,937	—	—	1,110,937
Proceeds from principal repayments and sales of investments	(141,540,773)	—	—	(141,540,773)
Accretion of discount/ amortization of premium	4,898,717	18,269	—	4,916,986
Net realized gain (loss)	(1,036)	—	—	(1,036)
Net change in unrealized appreciation (depreciation)	(4,788,236)	(18,269)	155,097	(4,651,408)
Fair value, end of period	$1,352,296,797	$10,000,000	$17,533,029	$1,379,829,826
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024	$(4,788,236)	$(18,269)	$155,097	$(4,651,408)

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$680,308,932	$9,632,000	$7,300,018	$697,240,950
Purchases of investments	478,004,998	—	6,252,866	484,257,864
Proceeds from principal repayments and sales of investments	(4,575,752)	—	—	(4,575,752)
Accretion of discount/ amortization of premium	1,564,100	16,287	—	1,580,387
Transfers into Level 3	40,500,480	—	—	40,500,480
Net change in unrealized appreciation (depreciation)	(3,376,180)	(17,287)	(14,834)	(3,408,301)
Fair value, end of period	$1,192,426,578	$9,631,000	$13,538,050	$1,215,595,628
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023	$(3,376,180)	$(17,287)	$(14,834)	$(3,408,301)

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

The following provides information on Level 3 securities held by the Fund that were valued at June 30, 2024 and December 31, 2023 based on unobservable inputs.

	June 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,352,296,797	Market approach	Transaction price	$98.00	$99.25	$98.93	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	9.80	9.80	9.80	Increase
		Discounted cash flow	Yield	8.2%	16.4%	10.9%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	11.4%	11.4%	11.4%	Decrease
Equities	17,533,029	Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	3.80	17.00	10.60	Increase
Total	$1,379,829,826

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,339,308,277	Market approach	Transaction price	$97.50	$97.50	$97.50	Increase
		Discounted cash flow	Yield	8.2%	13.9%	11.0%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	11.4%	11.4%	11.4%	Decrease
Equities	16,548,717	Market comparable	Enterprise value / EBITDA multiple (EV/EBITDA)	6.5	17.5	10.5	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$1,365,856,994

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2024, and December 31, 2023, approximates the fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedule of investments, and changes in those fair values are recorded in the change in net unrealized appreciation (depreciation) on investments on the consolidated statements of operations. The following tables detail the unfunded loan commitments at June 30, 2024 and December 31, 2023:

As of June 30, 2024

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,450
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	5,735,089
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,571
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	2,057,484
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	315,879
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	6,125,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	7,131,120
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	338,983
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,350,618
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	429,448
Cop Foundations Acquisitions Inc.	Delayed Draw Term Loan	5/6/2029	2,380,952
Cop Foundations Acquisitions Inc.	Revolving Credit Facility	5/6/2029	595,238
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	1,522,843
Double E Company, LLC	Revolving Credit Facility	6/21/2028	599,119
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
EverSmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	367,647
EverSmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	6,974,881
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Hobbs & Associates, LLC	Delayed Draw Term Loan	4/11/2029	2,644,444
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,344,195
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	7,094,986
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,540,988

As of June 30, 2024 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
Integrated Oncology Network LLC	Revolving Credit Facility	6/24/2025	570,927
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	491,803
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
MoboTrex, LLC	Delayed Draw Term Loan	6/7/2030	314,685
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	104,895
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	3,789,319
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	1,413,317
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	9,259,259
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	8,500,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	2,975,410
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,498,100
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,607,362
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	3,213,768
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	5,047,796
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	2,940,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	4,594,189
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	700,614
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	2,250,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	125,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	5,500,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	4,000,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$212,247,417

As of December 31, 2023

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,448
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	6,535,714
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	4,714,286
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	3,338,076
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	554,923
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	1,275,000
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	4,651,683
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	2,529,915
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	2,027,350
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,506,557
CareRing Health, LLC	Delayed Draw Term Loan	5/4/2028	9,103,448
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	429,448
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	1,522,843
Double E Company, LLC	Revolving Credit Facility	6/21/2028	114,537
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	5,736,075
Future Care Associates LLC	Delayed Draw Term Loan	1/27/2029	9,000,000
Future Care Associates LLC	Revolving Credit Facility	1/27/2029	5,000,000
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	3,346,066
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,590,163
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	7,094,986
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	7,695
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	5,060,976
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,166,667
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	4,455,850
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	3,768,844
Prism Parent Co Inc.	Delayed Draw Term Loan	9/19/2028	9,259,259
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	8,500,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	2,975,410
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,498,100
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,883,436
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,552,174
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	5,863,602
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	3,500,000
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	2,750,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
USA Water Intermediate Holdings, LLC	Delayed Draw Term Loan	1/27/2028	5,580,000
USA Water Intermediate Holdings, LLC	Revolving Credit Facility	1/27/2028	4,500,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	3,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	4,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	8,000,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$246,537,199

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Fund’s asset coverage was 196% and 191% respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2024 were $743,000,000 and 8.15% and $743,000,000 and 8.17%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2023 were $598,191,981 and 8.12% and $546,232,861 and 7.90%, respectively.

The Fund’s outstanding borrowings at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

For the three and six months ended June 30, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended June 30
	2024	2023
Borrowing interest expense	$15,932,449	$12,385,219
Facility unused fees	253,094	253,600
Amortization of financing costs	580,828	456,645
Total Interest Expense	$16,766,371	$13,095,464

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$31,912,366	$21,823,638
Facility unused fees	511,875	459,708
Amortization of financing costs	1,161,655	852,571
Total Interest Expense	$33,585,896	$23,135,917

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

Advances under the Fidelity Direct Lending Fund I JSPV LLC Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.85% per annum except for borrowings denominated in British pounds, for which the applicable margin is 2.97% per annum. The SPV, currently pays a commitment fee of 0.525% per annum of the unused facility amount, based on the average daily unused amount of the financing commitments, subject to minimum utilization amounts.

The SPV had $743,000,000 and $743,000,000 outstanding on the Fidelity Direct Lending Fund I JSPV, LLC Facility as of June 30, 2024 and December 31, 2023, respectively.

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

For the three and six months ended June 30, 2024, there were no short-term borrowings. For the three and six months ended June 30, 2023, there were short-term borrowings which bore interest at an average applicable interest rate of 7.75% and 7.76% per annum, respectively. As of June 30, 2024 and December 31, 2023, the Fund had no outstanding short-term borrowings.

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

Note 9. Financial Highlights

The financial highlights for the periods ended June 30, 2024 and June 30, 2023 are as follows:

	Six Months Ended June 30, 2024	Period from January 31, 2023 through June 30, 2023 A
Per Unit Activity
Net asset value per unit, beginning of period	$10.08	$9.93
Net investment income (loss) B	0.71	0.58
Net realized and unrealized gain (loss) B	(0.09)	(0.04)
Net increase (decrease) in net assets resulting from operations	0.62	0.54
Distributions B	(0.54)	(0.47)
Net asset value per unit, end of period	$10.16	$10.00

	Six Months Ended June 30,
	2024	2023
Ratios to average net assets
Net investment income (loss) C	14.11%	14.33%
Expenses, before reductions C	11.53%	8.54%
Expenses, after reductions C	11.47%	8.51%
Portfolio turnover C,D	20.96%	0.90%
Total return E	6.35%	6.63%
Supplemental Data:
Expenses, before reductions, excluding interest expense C	1.83%	0.36%
Expenses, after reductions, excluding interest expense C	1.75%	0.32%

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

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to June 30, 2024, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements.

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

Key Components of Our Results of Operations

Investments

The Fund focuses primarily on directly originated loans to private companies but will also invest in liquid credit investments, such as broadly syndicated loans. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

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

Portfolio and Investment Activity

For the six months ended June 30, 2024, we acquired $180.7 million aggregate principal amount of investments (including $26.6 million of unfunded commitments).

For the six months ended June 30, 2023, we acquired $148.4 million aggregate principal amount of investments (including $18.1 million of unfunded commitments).

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2024	2023
Investments:
Total investments, beginning of period	$1,371,453,021	$1,092,578,092
New investments purchased	154,138,126	130,324,551
Payment-in-kind interest capitalized	1,110,937	—
Net purchases (sales) of mutual funds	44,674,462	—
Net accretion of discount on investments	4,916,986	382,929
Net realized gain (loss) on investments	(1,036)	—
Investments sold or repaid	(141,540,773)	(3,004,286)
Total Investments, End of Period	$1,434,751,723	$1,220,281,286

Number of portfolio companies	54	50
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.48%	13.30%
Weighted average yield on debt and income producing investments, at fair value(2)	11.45%	13.34%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

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

Our investments consisted of the following:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$1,350,511,795	$1,352,296,797	94.0%	$1,332,735,575	$1,339,308,277	97.1%
Total Second Lien Debt	9,695,107	10,000,000	0.7%	9,676,838	10,000,000	0.7%
Total Equity	16,062,454	17,533,029	1.2%	15,232,702	16,548,717	1.2%
Total Mutual Funds	58,482,367	58,482,368	4.1%	13,807,906	13,807,906	1.0%
Total Investment Portfolio	$1,434,751,723	$1,438,312,194	100.0%	$1,371,453,021	$1,379,664,900	100.0%

As of June 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Health Care Services	20.3%	18.0%
Diversified Support Services	9.1%	8.9%
Application Software	9.0%	9.1%
Industrial Machinery & Supplies & Components	7.6%	7.7%
Air Freight & Logistics	5.8%	8.4%
Automotive Parts & Equipment	4.9%	5.2%
Specialized Consumer Services	4.7%	5.1%
Trading Companies & Distributors	4.3%	4.4%
Mutual Funds	4.1%	1.0%
Soft Drinks & Non-Alcoholic Beverages	3.9%	4.0%
Human Resource & Employment Services	3.7%	3.3%
Environmental & Facilities Services	3.4%	5.7%
Pharmaceuticals	3.4%	3.2%
Building Products	2.9%	3.1%
Data Processing & Outsourced Services	2.4%	2.5%
Paper & Plastic Packaging Products & Materials	2.3%	2.4%
Electronic Components	2.0%	2.0%
Life Sciences Tools & Services	1.7%	1.7%
Health Care Facilities	1.3%	1.5%
Commodity Chemicals	1.1%	1.1%
Insurance Brokers	1.0%	1.0%
Aerospace & Defense	0.7%	0.6%
Electrical Components & Equipment	0.3%	0.0%
Packaged Foods & Meats	0.1%	0.1%
Health Care Supplies	0.0%	0.0%
Food Distributors	0.0%	0.0%
Total	100.0%	100.0%
The geographic composition of investments at fair value was as follows:

	June 30, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,407,014,567	97.8%	197.0%	$1,348,192,965	97.7%	199.7%
Australia	31,297,627	2.2%	4.4%	31,471,935	2.3%	4.7%
Total	$1,438,312,194	100.0%	201.4%	$1,379,664,900	100.0%	204.4%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of June 30, 2024 and December 31, 2023.

Rating	June 30, 2024	December 31, 2023
1	—	—
2	$1,291,803,919	$1,326,519,304
3	70,492,878	22,788,973
4	—	—
5	—	—
Total	$1,362,296,797	$1,349,308,277

Results of Operations

The following table represents the operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$44,961,840	$35,593,667	$88,510,106	$64,568,299
Net expenses	19,861,016	13,855,677	39,686,319	24,047,064
Net investment income	25,100,824	21,737,990	48,823,787	40,521,235
Net realized gain (loss)	—	—	(1,036)	—
Net change in unrealized appreciation (depreciation)	1,253,035	(1,534,243)	(5,731,404)	(3,408,301)
Net increase (decrease) in net assets resulting from operations	$26,353,859	$20,203,747	$43,091,347	$37,112,934

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$43,944,953	$35,463,049	$86,918,962	$64,437,681
Other income	826,878	126,217	1,229,597	126,217
Dividend income	190,009	4,401	361,547	4,401
Total Investment Income	$44,961,840	$35,593,667	$88,510,106	$64,568,299

For the three and six months ended June 30, 2024, total investment income was $45.0 million and $88.5 million, respectively, driven by the combination of our deployment of capital and the performance of the investment portfolio. The size of our investment portfolio at fair value was $1.4 billion at June 30, 2024 and our weighted average yield on debt and income producing investments, at fair value, was 11.45%. For the three and six months ended June 30, 2023, total investment income was $35.6 million and $64.6 million, respectively, primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $1.2 billion at June 30, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 13.34%.

The interest rate environment was stable during the quarter as evidenced by SOFR remaining within a tight range around 5.30%. During this same timeframe spreads in the lower and core middle market, our primary area of focus, modestly compressed 50 to 100 bps from levels seen roughly a year ago. While we consider higher interest rates when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates occur concurrently during a slowdown in growth or period of economic weakness, our borrowers’ and potentially our portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$16,766,371	$13,095,464	$33,585,896	$23,135,917
Management fees	2,182,902	476,849	4,348,753	476,849
Administration fees	436,500	102,912	869,599	119,718
Custodian fees	556	846	1,334	1,149
Board of Directors’ fees	70,983	25,792	146,700	25,792
Professional fees	278,749	112,835	399,117	181,741
Other general and administrative expenses	341,880	139,367	551,845	204,286
Total Expenses Before Reductions	20,077,941	13,954,065	39,903,244	24,145,452
Expense support	(216,925)	(98,388)	(216,925)	(98,388)
Net Expenses	$19,861,016	$13,855,677	$39,686,319	$24,047,064

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for three and six months ended June 30, 2024 was $16.8 million and $33.6 million, respectively. The average principal balance outstanding for the three and six months ended June 30, 2024 was $743.0 million and $743.0 million, respectively. The increase in interest expense was primarily driven by greater borrowings under our credit facility. Total interest expense (including unused fees and amortization of deferred financing costs) for three and six months ended June 30, 2023 was $13.1 million and $23.1 million, respectively. The average principal balance outstanding for the three and six months ended June 30, 2023 was $598.2 million and $546.2 million, respectively. The increase in interest expense was primarily driven by greater borrowings under our credit facility.

Management Fees

For the three and six months ended June 30, 2024, management fees were $2.2 million and $4.3 million, respectively. For the three and six months ended June 30, 2023, management fees were $0.5 million and $0.5 million, respectively. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month. Prior to June 9, 2023, the Fund did not incur a management fee.

Other Expenses

For the three and six months ended June 30, 2024, total other expenses were $1.1 million and $2.0 million, respectively. For the three and six months ended June 30, 2023, total other expenses were $0.4 million and $0.5 million, respectively. Total other expenses over the periods were primarily driven by an increase in other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify annually for the tax treatment applicable to RICs. The election to be treated as a RIC will apply to the period from June 6, 2023 through December 31, 2023 and in subsequent years. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Unit Holders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Unit Holders, which generally relieve us from corporate-level U.S. federal income taxes.

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

The Fund estimates tax liabilities for certain of the Fund’s investments held through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The tax liability may differ materially depending on conditions when these investments earn income or are disposed. The estimated tax liability of $1,079,996 and $0 as of June 30, 2024, and December 31, 2023, respectively, is included in Other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities. For the three and six months ended June 30, 2024, an increase in estimated tax liability of $1,079,996 is included in Net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. For the three and six months ended June 30, 2023, there was no estimated tax liability.

For the three and six months ended June 30, 2024 and 2023, the Fund incurred no U.S. federal income taxes, including excise taxes. For all period prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

Realized Gain (Loss)

Realized gain (loss) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized gain (loss) on investments	$—	$—	$(1,036)	$—
Net Realized Gain (Loss) on Investments	$—	$—	$(1,036)	$—

For the three months ended June 30, 2024, the Fund did not generate any realized gain (loss) on investments. For the six months ended June 30, 2024, the Fund generated net realized loss on investments of $1.0 thousand from the sale of two investments. However, this net realized loss was offset by income earned. For the three and six months ended June 30, 2023, the Fund did not generate any realized gain (loss) on investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$1,253,035	$(1,534,243)	$(5,731,404)	$(3,408,301)
Net change in unrealized appreciation (depreciation) on investments	$1,253,035	$(1,534,243)	$(5,731,404)	$(3,408,301)

For the three months ended June 30, 2024, the fair value of our debt investments increased due to the financial performance of our portfolio companies, net of an increase in deferred taxes of $1,079,996. During the six months ended June 30, 2024, the improved financial performance of our portfolio companies was offset predominantly due to softness in the performance of a small number of portfolio companies. For the three and six months ended June 30, 2023, the fair value of our debt investments decreased driven by spread widening in the credit markets driven in part by rising rates and inflation.

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

As of June 30, 2024 and December 31, 2023, we had one asset-based leverage facility.

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

The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2024 and December 31, 2023, we had an aggregate amount of $743.0 million and $743.0 million of debt outstanding and our asset coverage ratio was 196% and 191%, respectively.

Cash as of June 30, 2024, taken together with our $207.0 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

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

As of June 30, 2024, we had $19.6 million in cash and $58.5 million in short-term liquid investments. During the six months ended June 30, 2024, cash used in operating activities was $16.6 million, primarily as a result of funding portfolio investments. Cash used in financing activities was $10.0 million during the period, primarily as a result of distributions to investors, which was offset by capital called from investors.

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

Additionally, the Fund intends to commence drawdowns of capital commitments of investors who make capital commitments after March 1, 2024 only after the Fund has drawn down the capital commitments of investors admitted prior to March 1, 2024 by 90%.

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of June 30, 2024 and December 31, 2023.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, we had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	June 30, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$176,611,957	22.4%
Total	$790,010,000	$176,611,957	22.4%

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

The following table summarizes total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
Total capital drawdowns	1,978,529	$20,000,000

For the Six Months Ended June 30, 2023
January 11, 2023	—*	$36,100,014
January 23, 2023	—*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
Total capital drawdowns	6,060,198	$126,101,022

*Capital investment occurred prior to unitization of the Fund.

Distributions

The following tables summarize distributions declared for the three and six months ended June 30, 2024 and 2023:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
February 2024	$0.10	$6,728,204	$2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
	$0.54	$37,249,939	$13,126,285

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,204	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
June 2023	—		—	—
	$0.48		$32,391,400	$31,775,220

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

During six months ended June 30, 2024 and 2023, there were no repurchases of Units.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the six months ended June 30, 2024 were $743.0 million and 8.17%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the six months ended June 30, 2023 were $546.2 million and 7.90%, respectively. Our outstanding debt obligations were as follows:

	June 30, 2024
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

The following table shows the contractual maturities of our debt obligations as of June 30, 2024 and December 31, 2023:

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

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of June 30, 2024 and December 31, 2023, we had unfunded commitments to borrowers in the aggregate principal amount of $212.2 million and $246.5 million, respectively.

From time to time, we may become party to certain legal proceedings in the ordinary course of business. At June 30, 2024, we are not aware of any pending or threatened litigation.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Advisory Agreement;
•
the Administration Agreement;
•
the Transfer Agent Agreement;
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

As of June 30, 2024, 100% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$41,721,598	$22,290,000	$19,431,598
Up 200 basis points	27,814,399	14,860,000	12,954,399
Up 100 basis points	13,907,199	7,430,000	6,477,199
Down 100 basis points	(13,907,199)	(7,430,000)	(6,477,199)
Down 200 basis points	(27,814,399)	(14,860,000)	(12,954,399)
Down 300 basis points	(41,721,598)	(22,290,000)	(19,431,598)

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

Dividend Reinvestment Plan

During the six months ended June 30, 2024, the Fund issued 1,304,662 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued for reinvestment of distributions was approximately $13.1 million.

Unit Repurchases

The Fund has adopted a unit repurchase program. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

During the six months ended June 30, 2024, there were no repurchases of Common Units.

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

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: August 9, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: August 9, 2024	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)