Form 10-Q
period 2024-09-30
Fidelity Private Credit Co LLC
filed 2024-11-12
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of units of Registrant’s Common Units, outstanding as of November 7, 2024 was 73,344,945

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
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,458,589,301 and $1,371,453,021, at September 30, 2024 and December 31, 2023, respectively)	$1,440,989,877	$1,379,664,900
Cash	32,207,553	46,194,052
Deferred financing costs	6,541,302	7,352,890
Receivables from sales and paydowns of investments	517,800	—
Interest receivable	13,372,596	9,137,528
Prepaid expenses and other assets	10,697	73,097
Total Assets	$1,493,639,825	$1,442,422,467
Liabilities
Debt	754,500,000	743,000,000
Due to custodian	—	1,087,223
Payable for purchases of securities	185,271	130,378
Payable for capital units repurchased	26,107,687	—
Distribution payable	—	5,881,549
Interest payable	16,065,681	15,890,115
Management fee payable	741,223	699,223
Due to affiliates, net	125,708	139,974
Other accounts payable and accrued liabilities	1,460,430	502,237
Total Liabilities	$799,186,000	$767,330,699
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	697,976,479	666,533,716
Total distributable earnings (loss)	(3,522,654)	8,558,052
Total Net Assets	$694,453,825	$675,091,768
Total Liabilities and Net Assets	$1,493,639,825	$1,442,422,467
Net Asset Value per unit (70,087,969 and 66,969,593 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	$9.91	$10.08

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
From non-controlled / non-affiliate investments
Interest income	$46,131,243	$39,853,971	$133,050,205	$104,291,652
Dividend income	96,093	15,596	457,640	15,596
Other income	204,159	2,576	1,433,756	128,793
From non-controlled / affiliate investments
Dividend income	—	76,929	—	81,330
Total Investment Income	46,431,495	39,949,072	134,941,601	104,517,371
Expenses
Interest expense	16,763,416	15,875,720	50,349,312	39,011,637
Management fees	2,227,904	1,987,287	6,576,657	2,464,136
Administration fees	445,758	397,524	1,315,357	517,242
Custodian fees	642	394	1,976	1,543
Board of Directors’ fees	67,586	70,109	214,286	95,901
Professional fees	122,851	476,186	521,968	657,927
Other general and administrative expenses	418,990	139,086	970,835	343,372
Total Expenses Before Reductions	20,047,147	18,946,306	59,950,391	43,091,758
Expense support	(184,161)	(339,596)	(401,086)	(437,984)
Net Expenses	19,862,986	18,606,710	59,549,305	42,653,774
Net Investment Income (Loss) Before Taxes	26,568,509	21,342,362	75,392,296	61,863,597
Provision for income and excise taxes	217,111	—	217,111	—
Net Investment Income (Loss) After Taxes	26,351,398	21,342,362	75,175,185	61,863,597
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	847,839	611,462	846,803	611,462
Benefit (provision) for taxes on realized gain on investments	(237,455)	—	(237,455)	—
Net realized gain (loss)	610,384	611,462	609,348	611,462
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(21,159,895)	7,866,823	(25,811,303)	4,458,522
Benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	472,124	—	(607,872)	—
Net change in unrealized appreciation (depreciation)	(20,687,771)	7,866,823	(26,419,175)	4,458,522
Net Realized and Change in Unrealized Gains (Losses)	(20,077,387)	8,478,285	(25,809,827)	5,069,984
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,274,011	$29,820,647	$49,365,358	$66,933,581

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$26,351,398	$21,342,362	$75,175,185	$61,863,597
Net realized gain (loss)	610,384	611,462	609,348	611,462
Net change in unrealized appreciation (depreciation)	(20,687,771)	7,866,823	(26,419,175)	4,458,522
Net Increase (Decrease) in Net Assets Resulting from Operations	6,274,011	29,820,647	49,365,358	66,933,581
Capital Activity
Capital contributions	15,000,000	14,383,820	35,000,000	141,101,022
Distributions to Unit Holders	(24,196,125)	(17,671,224)	(61,446,064)	(50,062,624)
Capital units repurchased	(26,107,687)	—	(26,107,687)	—
Reinvestment of distributions	9,424,165	7,628,958	22,550,450	39,404,178
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	(25,879,647)	4,341,554	(30,003,301)	130,442,576

Total Increase (Decrease) in Net Assets	(19,605,636)	34,162,201	19,362,057	197,376,157
Net assets, beginning of period	714,059,461	625,785,015	675,091,768	462,571,059
Net Assets, End of Period	$694,453,825	$659,947,216	$694,453,825	$659,947,216

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$49,365,358	$66,933,581
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(337,732,369)	(576,593,946)
Proceeds from sales of investments and principal repayments	273,222,946	32,510,145
Net proceeds (payments) from sales (purchases) of short-term securities	(10,571,774)	(34,216)
Net realized (gain) loss on investments	(846,803)	(611,462)
Net change in unrealized (appreciation) depreciation on investments	25,811,303	(4,458,522)
Payment-in-kind interest capitalized	(1,635,756)	—
Net accretion of discount and amortization of premium	(9,572,524)	(2,699,860)
Amortization of deferred financing costs	1,761,589	1,439,831
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(517,800)	(514,604)
(Increase) decrease in interest receivable	(4,235,068)	(4,199,736)
(Increase) decrease in due from affiliates, net	—	(194,661)
(Increase) decrease in prepaid expenses and other assets	62,400	—
Increase (decrease) in due to custodian	(1,087,223)	—
Increase (decrease) in payable for purchases of securities	54,893	653,418
Increase (decrease) in interest payable	175,566	10,900,733
Increase (decrease) in management fee payable	42,000	676,871
Increase (decrease) in due to affiliates, net	(14,266)	131,245
Increase (decrease) in other accounts payable and accrued liabilities	958,193	771,781
Net Cash Provided by (Used in) Operating Activities	(14,759,335)	(475,289,402)
Cash Flows from Financing Activities:
Payment of financing costs	(950,001)	(4,599,758)
Capital contributions	35,000,000	141,101,022
Capital distributions	(44,777,163)	(10,658,446)
Proceeds from borrowings	11,500,000	374,500,003
Repayment of borrowings	—	(62,846,018)
Net Cash Provided by (Used in) Financing Activities	772,836	437,496,803
Net change in cash	(13,986,499)	(37,792,599)
Cash as of the beginning of the period	46,194,052	102,825,803
Cash as of the End of the Period	$32,207,553	$65,033,204
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$22,550,450	$39,404,178
Reinvestment of distributions	$(22,550,450)	$(39,404,178)
Non-cash purchases of payment-in-kind securities	$1,635,756	$—
Non-cash interest income from payment-in-kind securities	$(1,635,756)	$—
Cash paid for interest expense	$48,412,157	$26,671,073

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (h)(k)	Term Loan	SOFR	+	5.00%	10.33%	5/3/2029	8,268,781	$8,063,816	$8,235,706
Cadence - Southwick, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	5.00%	10.42%	5/3/2028	1,824,360	1,741,140	1,807,520
								9,804,956	10,043,226	1.45%
Air Freight & Logistics
Echo Global Logistics Inc (j)(k)	Term Loan	SOFR	+	4.75%	9.70%	11/23/2028	15,288,000	14,875,415	15,288,000
R1 Holdings, LLC (h)(k)	Term Loan	SOFR	+	6.25%	11.10%	12/29/2028	21,747,638	21,240,712	21,747,638
R1 Holdings, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.25%	11.37%	12/29/2028	2,481,705	2,444,309	2,481,705
R1 Holdings, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	11.10%	12/29/2028	330,317	212,915	330,317
STG Logistics Inc (i)(k)	Term Loan	SOFR	+	6.00%	10.75%	3/24/2028	41,340,000	40,897,810	20,215,260
								79,671,161	60,062,920	8.65%
Application Software
ACP Avenu Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.25%	10.58%	10/2/2029	18,609,375	18,159,764	18,237,188
ACP Avenu Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.25%	10.58%	10/2/2029	1,454,196	1,303,318	1,323,482
ACP Avenu Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.25%	10.58%	10/2/2029	1,924,890	1,847,268	1,868,989
ACP Falcon Buyer, Inc. (h)(k)	Term Loan	SOFR	+	5.50%	10.83%	8/1/2029	23,598,122	22,990,905	23,598,122
ACP Falcon Buyer, Inc. (f)(h)	Revolving Credit Facility		-		-	8/1/2029	-	(158,035)	-
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (h)(k)	Term Loan	SOFR	+	5.00%	10.28%	12/9/2029	31,471,935	30,698,653	31,471,935
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(h)	Revolving Credit Facility		-		-	12/9/2028	-	(71,625)	-
Cytracom, LLC (h)(k)	Term Loan	SOFR	+	6.00%	10.85%	6/28/2027	3,426,966	3,395,129	3,392,697
Cytracom, LLC (f)(h)	Delayed Draw Term Loan		-		-	6/28/2027	-	(4,640)	(5,056)
Cytracom, LLC (f)(h)	Revolving Credit Facility		-		-	6/28/2027	-	(5,154)	(5,618)
Finastra USA Inc (f)(h)(l)	Revolving Credit Facility	SOFR	+	7.25%	12.18%	9/13/2029	3,613,184	3,482,921	3,613,184
Lightspeed Solutions, LLC (i)(k)	Term Loan	SOFR	+	6.5% (3.70% PIK)	11.11%	3/1/2028	20,307,024	20,023,002	19,900,883
Lightspeed Solutions, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	6.5% (3.70% PIK)	11.11%	3/1/2028	1,337,710	1,336,081	1,310,956
Prism Parent Co Inc. (f)(i)	Delayed Draw Term Loan		-		-	9/16/2028	-	(24,763)	-
Prism Parent Co Inc. (i)(k)	Term Loan	SOFR	+	5.00%	9.92%	9/16/2028	31,202,115	30,746,008	31,202,115
Routeware, Inc (h)(k)	Term Loan	SOFR	+	5.25%	10.11%	9/18/2031	9,545,455	9,450,331	9,450,000
Routeware, Inc (f)(h)	Delayed Draw Term Loan		-		-	9/18/2031	-	(22,051)	(22,159)
Routeware, Inc (f)(h)	Revolving Credit Facility		-		-	9/18/2031	-	(10,177)	(10,227)
								143,136,935	145,326,491	20.94%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Automotive Parts & Equipment
American Trailer Rental Group, LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.00%	6/1/2027	15,560,000	$15,293,233	$14,688,640
American Trailer Rental Group, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	5.50%	10.00%	6/1/2027	14,712,975	14,712,975	13,889,048
American Trailer Rental Group, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	5.75%	10.25%	6/1/2027	19,195,875	18,809,625	18,236,081
Arrowhead Holdco Company (i)(k)	Term Loan	SOFR	+	5.25% (2.75% PIK)	10.46%	8/31/2028	25,464,858	25,078,808	21,033,973
Arrowhead Holdco Company (i)(k)	Delayed Draw Term Loan	SOFR	+	5.25% (2.75% PIK)	10.46%	8/31/2028	2,325,558	2,325,558	1,920,911
								76,220,199	69,768,653	10.06%
Building Products
Copperweld Group, Inc. (h)(k)	Term Loan	SOFR	+	6.00%	10.87%	3/31/2026	37,838,879	37,045,642	37,763,201
Copperweld Group, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	6.00%	10.87%	3/31/2026	3,045,685	2,944,489	3,035,533
								39,990,131	40,798,734	5.88%
Commodity Chemicals
Soteria Flexibles Corporation (f)(h)	Delayed Draw Term Loan		-		-	8/15/2029	-	(74,470)	-
Soteria Flexibles Corporation (h)(k)	Term Loan	SOFR	+	5.50%	10.10%	8/15/2029	15,303,848	14,974,658	15,120,202
Soteria Flexibles Corporation (f)(h)	Revolving Credit Facility		-		-	8/15/2029	-	(120,550)	(70,889)
								14,779,638	15,049,313	2.17%
Data Processing & Outsourced Services
VRC Companies LLC (h)(k)	Term Loan	SOFR	+	5.75%	10.88%	6/29/2027	34,384,627	34,065,288	34,384,627
								34,065,288	34,384,627	4.95%
Diversified Financial Services
CUB Financing Intermediate, LLC (j)(k)	Term Loan	SOFR	+	4.75%	9.35%	6/28/2030	5,138,889	5,088,962	5,138,889
CUB Financing Intermediate, LLC (f)(j)	Delayed Draw Term Loan		-		-	6/28/2030	-	(11,363)	-
								5,077,599	5,138,889	0.74%
Diversified Support Services
EverSmith Brands Intermediate Holding Company (h)(k)	Term Loan	SOFR	+	5.00%	9.85%	6/17/2030	528,088	520,444	514,358
EverSmith Brands Intermediate Holding Company (f)(h)	Delayed Draw Term Loan		-		-	6/17/2030	-	(2,629)	(6,801)
EverSmith Brands Intermediate Holding Company (f)(h)	Revolving Credit Facility		-		-	6/17/2030	-	(1,472)	(2,676)
MRI Acquisitions, Inc (h)(k)	Term Loan	SOFR	+	6.25%	11.00%	12/30/2025	34,549,649	34,243,265	33,582,259
MRI Acquisitions, Inc (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	11.00%	12/30/2025	666,667	646,271	596,667
Ruppert Landscape, LLC (i)(k)	Term Loan	SOFR	+	5.00%	10.24%	12/1/2028	23,934,951	23,392,679	23,934,951
Ruppert Landscape, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	5.00%	9.85%	12/1/2028	6,248,435	6,079,295	6,248,435
Ruppert Landscape, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	10.24%	12/1/2028	1,159,423	1,065,532	1,159,423
								65,943,385	66,026,616	9.52%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electrical Components & Equipment
Central Moloney, LLC (h)(k)	Term Loan	SOFR	+	6.75%	11.35%	10/20/2028	4,287,063	$4,210,321	$4,287,063
								4,210,321	4,287,063	0.62%
Electronic Components
AEP Passion Intermediate Holdings, Inc. (h)(k)	Term Loan	SOFR	+	6.50%	11.71%	10/5/2027	24,442,274	23,919,064	22,169,142
AEP Passion Intermediate Holdings, Inc. (f)(h)	Delayed Draw Term Loan	SOFR	+	6.50%	11.71%	10/5/2027	1,353,266	1,285,360	1,036,066
AEP Passion Intermediate Holdings, Inc. (f)(h)	Revolving Credit Facility	SOFR	+	6.50%	11.25%	10/5/2027	1,622,083	1,586,884	1,463,290
EDS Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.75%	10.35%	1/10/2029	910,291	893,552	904,829
EDS Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	1/10/2029	-	(1,528)	(511)
								27,683,332	25,572,816	3.68%
Environmental & Facilities Services
Dragonfly Pond Works (h)	Term Loan	SOFR	+	5.25%	9.85%	8/16/2030	2,992,999	2,948,774	2,948,104
Dragonfly Pond Works (f)(h)	Delayed Draw Term Loan		-		-	8/16/2030	-	(25,725)	(26,254)
Dragonfly Pond Works (f)(h)	Revolving Credit Facility		-		-	8/16/2030	-	(12,860)	(13,127)
Erosion Holdings, LLC (k)	Term Loan	SOFR	+	5.50%	10.10%	9/30/2029	2,008,929	1,978,807	1,978,795
Erosion Holdings, LLC (f)	Delayed Draw Term Loan		-		-	9/30/2029	-	(60,236)	(60,268)
Erosion Holdings, LLC (f)	Revolving Credit Facility		-		-	9/30/2029	-	(20,079)	(20,089)
Pave America Interco, LLC (h)(k)	Term Loan	SOFR	+	6.75%	11.50%	2/7/2028	39,845,477	38,964,075	39,845,477
Pave America Interco, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.75%	11.50%	2/7/2028	5,706,658	5,577,556	5,706,658
Pave America Interco, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.75%	11.96%	2/7/2028	3,062,186	2,982,639	3,062,186
Pave America Interco, LLC (h)(k)	Term Loan	SOFR	+	6.75%	11.50%	2/7/2028	997,500	969,277	997,500
								53,302,228	54,418,982	7.83%
Food Distributors
Midas Foods International LLC (h)	Term Loan	SOFR	+	6.00%	10.85%	4/30/2029	327,049	320,921	324,433
Midas Foods International LLC (f)(h)	Delayed Draw Term Loan		-		-	4/30/2029	-	(9,039)	(3,934)
Midas Foods International LLC (f)(h)	Revolving Credit Facility		-		-	4/30/2029	-	(3,010)	(1,311)
								308,872	319,188	0.05%
Health Care Facilities
Infusion Services Management, LLC (h)(k)	Term Loan	SOFR	+	6.50%	11.45%	7/7/2028	18,852,866	18,395,895	18,852,866
Infusion Services Management, LLC (f)(h)	Delayed Draw Term Loan		-		-	7/7/2028	-	(122,559)	-
Infusion Services Management, LLC (f)(h)	Revolving Credit Facility		-		-	7/7/2028	-	(40,042)	-
Infusion Services Management, LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.33%	7/7/2028	4,802,778	4,711,471	4,735,539
								22,944,765	23,588,405	3.39%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Services
AB Centers Acquisition Corporation (i)(k)	Term Loan	SOFR	+	5.25%	10.57%	7/2/2031	20,245,792	$19,945,575	$20,083,825
AB Centers Acquisition Corporation (f)(i)	Delayed Draw Term Loan		-		-	7/2/2031	-	(26,636)	(1,841)
AB Centers Acquisition Corporation (f)(i)	Revolving Credit Facility		-		-	7/2/2031	-	(26,640)	(14,724)
BeBright MSO, LLC (h)(k)	Term Loan	SOFR	+	5.75%	10.81%	6/3/2030	9,638,607	9,545,977	9,580,776
BeBright MSO, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.75%	10.98%	6/3/2030	5,815,486	5,741,850	5,769,114
BeBright MSO, LLC (f)(h)	Revolving Credit Facility		-		-	6/3/2030	-	(18,295)	(11,595)
CareRing Health, LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	6.00%	11.06%	5/4/2028	6,582,824	6,565,455	6,385,339
CareRing Health, LLC (i)(k)	Term Loan	SOFR	+	6.00%	11.06%	5/4/2028	28,313,793	27,859,095	27,464,379
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (h)(k)	Term Loan	SOFR	+	6.50%	11.74%	1/3/2029	38,124,425	37,385,780	38,124,425
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (h)(k)	Delayed Draw Term Loan	SOFR	+	6.50%	11.77%	1/3/2029	8,977,273	8,804,600	8,977,273
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(h)	Revolving Credit Facility		-		-	1/3/2029	-	(48,768)	-
Houseworks Holdings, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.26%	12/16/2028	6,631,875	6,477,812	6,631,875
Houseworks Holdings, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.75%	12.26%	12/16/2028	24,625,000	24,060,296	24,625,000
Houseworks Holdings, LLC (f)(h)	Revolving Credit Facility		-		-	12/16/2028	-	(122,437)	-
Houseworks Holdings, LLC (h)(k)	Term Loan	SOFR	+	6.75%	12.26%	12/16/2028	43,743,690	42,680,067	43,743,690
Integrated Oncology Network LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.00%	11.48%	6/24/2025	3,120,648	3,120,648	3,120,648
Integrated Oncology Network LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.00%	11.17%	6/24/2025	570,927	570,927	570,927
Integrated Oncology Network LLC (h)(k)	Term Loan	SOFR	+	6.00%	11.48%	6/24/2025	13,720,027	13,642,525	13,720,027
The Smilist DSO, LLC (h)(k)	Term Loan	SOFR	+	6.00%	10.60%	4/4/2029	21,195,005	20,753,412	21,067,835
The Smilist DSO, LLC (f)(h)	Revolving Credit Facility		-		-	4/4/2029	-	(23,368)	(6,891)
The Smilist DSO, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.00%	11.29%	4/4/2029	2,302,272	2,231,904	2,288,458
The Smilist DSO, LLC (f)(h)(k)	Delayed Draw Term Loan	SOFR	+	6.00%	11.29%	4/4/2029	5,730,131	5,611,909	5,695,750
Tiger Healthcare Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.00%	10.86%	2/27/2030	74,583	72,549	72,651
Tiger Healthcare Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.00%	10.60%	2/27/2030	2,487,500	2,435,466	2,437,750
Tiger Healthcare Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	2/27/2030	-	(45,762)	(45,000)
VIP Medical US Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.00%	10.95%	12/12/2028	33,783,263	33,265,870	33,310,297
VIP Medical US Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.00%	10.95%	12/12/2028	5,500,000	5,392,275	5,395,000
VIP Medical US Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	6.00%	10.95%	12/12/2028	4,478,750	4,335,790	4,339,048
								280,187,876	283,324,036	40.79%
Health Care Supplies
C2DX, Inc (h)(k)	Term Loan	SOFR	+	5.25%	10.31%	3/19/2030	522,797	515,465	522,797
C2DX, Inc (f)(h)	Revolving Credit Facility	SOFR	+	5.25%	10.31%	3/19/2030	15,254	13,392	15,254
C2DX, Inc (f)(h)	Delayed Draw Term Loan		-		-	3/19/2030	-	(4,646)	-
								524,211	538,051	0.08%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Technology
RxStrategies, Inc (h)(k)	Term Loan	SOFR	+	5.25%	10.35%	8/12/2030	20,849,359	$20,541,730	$20,640,865
RxStrategies, Inc (f)(h)	Revolving Credit Facility		-		-	8/12/2030	-	(55,004)	(37,500)
								20,486,726	20,603,365	2.96%
Human Resource & Employment Services
Future Care Associates LLC (h)(k)	Term Loan	SOFR	+	5.25%	10.20%	12/30/2028	29,475,000	28,895,920	29,003,400
Future Care Associates LLC (h)	Delayed Draw Term Loan	SOFR	+	5.25%	10.20%	12/30/2028	24,777,500	24,304,541	24,381,060
Future Care Associates LLC (f)(h)	Revolving Credit Facility		-		-	12/30/2028	-	(90,253)	(80,000)
								53,110,208	53,304,460	7.68%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.10%	12/13/2027	48,625,000	48,210,684	48,527,750
Astro Acquisition LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.50%	10.57%	12/13/2027	3,250,000	3,250,000	3,237,500
Double E Company, LLC (h)(k)	Term Loan	SOFR	+	6.75% (2.75% PIK)	11.25%	6/21/2028	15,833,021	15,697,365	13,822,228
Double E Company, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.75%	11.50%	6/21/2028	2,044,053	2,044,053	1,741,938
Endurance PT Technology Buyer Corporation (h)(k)	Term Loan	SOFR	+	5.50%	10.35%	2/28/2030	4,235,030	4,156,339	4,235,030
Endurance PT Technology Buyer Corporation (f)(h)	Revolving Credit Facility		-		-	2/28/2030	-	(55,739)	-
Endurance PT Technology Buyer Corporation (h)(k)	Term Loan	SOFR	+	5.25%	10.10%	2/28/2030	997,500	980,627	989,520
LA-CO Industries, Inc (h)(k)	Term Loan	SOFR	+	5.00%	9.60%	7/2/2030	9,144,487	9,011,429	9,034,753
LA-CO Industries, Inc (f)(h)	Revolving Credit Facility		-		-	7/2/2030	-	(10,947)	(9,125)
Lake Air Products, LLC (h)(k)	Term Loan	SOFR	+	7.00%	11.75%	1/9/2029	38,470,917	37,716,111	38,047,737
Lake Air Products, LLC (f)(h)	Revolving Credit Facility		-		-	1/9/2029	-	(107,975)	(66,000)
Lamons Manufacturing And Service Company (h)(l)	Term Loan	SOFR	+	6.50%	11.46%	12/20/2025	995,000	980,119	979,080
MoboTrex, LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.10%	6/7/2030	544,091	533,619	544,091
MoboTrex, LLC (f)(h)	Delayed Draw Term Loan		-		-	6/7/2030	-	(2,987)	-
MoboTrex, LLC (f)(h)	Revolving Credit Facility		-		-	6/7/2030	-	(1,990)	-
								122,400,708	121,084,502	17.44%
Insurance Brokers
Alera Group, Inc. (i)(k)	Term Loan	SOFR	+	5.25%	10.10%	9/30/2028	4,900,000	4,828,091	4,900,000
Alera Group, Inc. (i)(k)	Delayed Draw Term Loan	SOFR	+	5.25%	10.10%	9/30/2028	9,829,375	9,688,492	9,829,375
								14,516,583	14,729,375	2.13%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(i)	Revolving Credit Facility		-		-	11/6/2029	-	(126,634)	-
WCI-BXC Purchaser, LLC (i)(k)	Term Loan	SOFR	+	6.25%	11.48%	11/6/2030	23,280,074	22,748,694	23,280,074
								22,622,060	23,280,074	3.35%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Office Services & Supplies
MSE Supplies, LLC (h)(k)	Term Loan	SOFR	+	5.00%	10.12%	8/14/2030	5,769,231	$5,669,862	$5,668,269
MSE Supplies, LLC (f)(h)	Revolving Credit Facility		-		-	8/14/2030	-	(24,722)	(25,240)
								5,645,140	5,643,029	0.82%
Packaged Foods & Meats
CCI Prime, LLC (h)(k)	Term Loan	SOFR	+	6.00%	10.60%	10/18/2029	971,189	949,719	957,592
CCI Prime, LLC (f)(h)	Delayed Draw Term Loan		-		-	10/18/2029	-	(9,091)	(6,012)
CCI Prime, LLC (f)(h)	Revolving Credit Facility		-		-	10/18/2029	-	(73,921)	(49,000)
Sabrosura Foods, LLC (h)(k)	Term Loan	SOFR	+	5.00%	9.60%	8/22/2029	33,193,784	32,704,147	32,695,877
Sabrosura Foods, LLC (f)(h)	Delayed Draw Term Loan		-		-	8/22/2029	-	(32,801)	(33,509)
Sabrosura Foods, LLC (f)(h)	Revolving Credit Facility		-		-	8/22/2029	-	(118,393)	(120,972)
								33,419,660	33,443,976	4.82%
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.75%	11.45%	1/13/2029	32,505,000	31,866,777	32,439,990
Bron Buyer, LLC (f)(h)	Revolving Credit Facility		-		-	1/13/2029	-	(90,054)	(10,000)
								31,776,723	32,429,990	4.67%
Pharmaceuticals
Alcami Corporation (h)(k)	Term Loan	SOFR	+	7.00%	12.21%	12/21/2028	44,279,795	42,461,835	44,279,795
Alcami Corporation (h)(k)	Delayed Draw Term Loan	SOFR	+	7.00%	12.21%	12/21/2028	3,981,636	3,826,008	3,981,636
Alcami Corporation (f)(h)	Revolving Credit Facility		-		-	12/21/2028	-	(274,767)	-
								46,013,076	48,261,431	6.95%
Research & Consulting Services
RPX Corporation (h)	Term Loan	SOFR	+	5.50%	10.70%	8/2/2030	9,160,714	9,025,967	9,023,304
RPX Corporation (f)(h)	Revolving Credit Facility		-		-	8/2/2030	-	(11,919)	(12,245)
								9,014,048	9,011,059	1.30%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(i)	Revolving Credit Facility	SOFR	+	4.25%	9.10%	12/23/2027	797,546	797,546	754,601
Refresh Buyer LLC (i)(k)	Term Loan	SOFR	+	4.25%	8.85%	12/23/2028	14,355,828	14,238,839	14,154,847
Refresh Buyer LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	4.25%	8.85%	12/23/2028	2,164,417	2,164,417	2,134,115
Refresh Buyer LLC (i)(k)	Term Loan	SOFR	+	4.75%	9.35%	12/23/2028	34,418,012	33,895,997	34,142,668
Refresh Buyer LLC (i)(k)	Delayed Draw Term Loan	SOFR	+	4.75%	9.35%	12/23/2028	4,931,677	4,860,063	4,892,224
								55,956,862	56,078,455	8.08%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Specialized Consumer Services
COP Foundations Acquisitions Inc. (h)(k)	Term Loan	SOFR	+	5.00%	9.85%	5/6/2029	1,900,000	$1,868,821	$1,900,000
COP Foundations Acquisitions Inc. (f)(h)	Delayed Draw Term Loan		-		-	5/6/2029	-	(19,202)	-
COP Foundations Acquisitions Inc. (f)(h)	Revolving Credit Facility		-		-	5/6/2029	-	(9,595)	-
Mustang Prospects Purchaser LLC (i)(k)	Term Loan	SOFR	+	5.00%	9.60%	6/13/2031	16,104,607	15,948,316	15,846,933
Mustang Prospects Purchaser LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.00%	9.60%	6/13/2031	1,736,771	1,710,261	1,686,405
Mustang Prospects Purchaser LLC (f)(i)	Revolving Credit Facility		-		-	6/13/2031	-	(22,694)	(37,893)
NAM Acquisition Co LLC (i)(k)	Term Loan	SOFR	+	5.00%	9.85%	7/16/2030	3,469,880	3,419,150	3,417,831
NAM Acquisition Co LLC (f)(i)	Delayed Draw Term Loan		-		-	7/16/2030	-	(6,985)	(7,229)
NAM Acquisition Co LLC (f)(i)	Revolving Credit Facility		-		-	7/16/2030	-	(6,982)	(7,229)
Quick Roofing Acquisition, LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.20%	12/22/2029	8,135,246	7,950,899	8,135,246
Quick Roofing Acquisition, LLC (f)(h)	Revolving Credit Facility		-		-	12/22/2029	-	(185,722)	-
Quick Roofing Acquisition, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.50%	10.20%	12/22/2029	2,082,787	2,017,177	2,082,787
SCP WQS Buyer, LLC (h)(k)	Term Loan	SOFR	+	5.75%	10.35%	10/2/2028	4,328,989	4,246,809	4,311,673
SCP WQS Buyer, LLC (f)(h)	Delayed Draw Term Loan	SOFR	+	5.75%	10.50%	10/2/2028	4,311,532	4,180,849	4,283,028
SCP WQS Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	5.75%	10.35%	10/2/2028	560,000	496,399	546,000
USW Buyer, LLC (h)(k)	Term Loan	SOFR	+	6.25%	10.95%	11/3/2028	15,720,000	15,482,873	14,635,320
USW Buyer, LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	6.25%	10.95%	11/3/2028	14,854,625	14,638,722	13,829,656
USW Buyer, LLC (f)(h)	Revolving Credit Facility	SOFR	+	6.25%	10.95%	11/3/2028	3,030,000	2,959,668	2,685,000
								74,668,764	73,307,528	10.55%
Trading Companies & Distributors
All States AG Parts LLC (h)(k)	Term Loan	SOFR	+	6.00%	10.96%	9/1/2026	24,559,789	24,202,766	23,454,598
Belt Power Holdings LLC (h)(k)	Term Loan	SOFR	+	5.50%	10.25%	8/22/2028	29,148,718	28,727,940	29,148,718
Belt Power Holdings LLC (h)(k)	Delayed Draw Term Loan	SOFR	+	5.50%	10.25%	8/22/2028	6,762,735	6,692,181	6,762,735
Belt Power Holdings LLC (f)(h)	Revolving Credit Facility		-		-	8/22/2028	-	(45,854)	-
								59,577,033	59,366,051	8.55%
Total First Lien Debt								1,407,058,488	1,389,191,305	200.10%
Second Lien Debt
Air Freight & Logistics
Echo Global Logistics Inc (j)(k)	Term Loan	SOFR	+	8.00%	13.35%	11/23/2029	10,000,000	9,704,740	10,000,000
								9,704,740	10,000,000	1.44%
Total Second Lien Debt								9,704,740	10,000,000	1.44%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Equity
Air Freight & Logistics
REP RO Coinvest IV-A, L.P. (l)(n)	Equity Units				800,000	$800,000	$592,000
						800,000	592,000	0.09%
Building Products
Copperweld Investor, LLC (n)	Class A Common Units				600,000	1,500,000	1,374,000
						1,500,000	1,374,000	0.20%
Diversified Financial Services
Dragonfly Ultimate Holdings LLC (n)	Common Units				131,272	131,272	131,272
						131,272	131,272	0.02%
Diversified Support Services
Air Control Concepts Holdings, L.P (l)(n)	Class A-1 Units				33,715	337,148	1,197,549
KLC Fund 1022-CI-A LP (l)(n)	Equity Interest					750,000	786,375
						1,087,148	1,983,924	0.28%
Electronic Components
APCT Parent, L.P. (n)	Class A Units				1,500	1,500,000	434,115
APCT Parent, L.P. (l)(n)	Class C Units				76	38,419	56,264
						1,538,419	490,379	0.07%
Environmental & Facilities Services
Erosion Holdings, LLC (n)	Common Units				134	133,775	133,922
						133,775	133,922	0.02%
Food Distributors
MFI Group Holdings LLC (n)	Class A Units				16	16,393	17,729
						16,393	17,729	0.00%
Health Care Services
Personal Care (ITC) Holdings, LLC (n)	Class A Units				187,961	1,879,621	2,379,586
Tiger Healthcare Holdings, LLC (n)	Class A Interest				97,500	125,000	121,875
VIP Medical Holdings, LLC (n)	Class A Units				1,000,000	10	10
VIP Medical Holdings, LLC (n)	Series A Preferred Units				1,000,000	1,000,000	910,000
						3,004,631	3,411,471	0.49%
Health Care Technology
RXS Enterprises LLC (n)	Preferred Units				57,423	308,494	326,165
RXS Enterprises LLC (n)	Senior Preferred Units				92,147	92,147	92,147
						400,641	418,312	0.06%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Human Resource & Employment Services
FCA Partners LLC (l)(n)	Common Units				839,085	$4	$8
FCA Partners LLC (l)(n)	Class A Preferred Units				839,085	839,085	503,451
						839,089	503,459	0.07%
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (l)(n)	Class A Common Units				1,000	1,000,000	208,920
Double E Equity, L.P. (l)(n)	Class A Preferred Units				18	17,500	18,789
Endurance PT Technology Holdings LLC (n)	Common Units				177	17,722	30,000
Endurance PT Technology Holdings LLC (n)	Preferred Units				159	159,499	165,813
Lake Air Products, LLC (l)(n)	Common Units				1,000,000	1,000,000	900,000
MoboTrex Ultimate Holdings, LLC (n)	Class A-2 Units				34,965	34,965	58,392
						2,229,686	1,381,914	0.19%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (l)(n)	Equity Interest					608,645	589,865
						608,645	589,865	0.08%
Office Services & Supplies
MSE Acquisitions, Inc (l)(n)	Series A Preferred Units				288	288,462	293,917
						288,462	293,917	0.04%
Packaged Foods & Meats
CCI Prime Holdings, LLC (n)	Series A Preferred Units				92	92,025	90,092
Sabrosura Super Holdings LLC (n)	Class A Units				323,750	388,500	388,500
						480,525	478,592	0.07%
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (n)	Class A Units				1,000	1,000,000	1,019,540
						1,000,000	1,019,540	0.15%
Specialized Consumer Services
COP Foundations Investment, LLC (n)	Class A Units				119,048	119,048	126,190
Mustang Prospects Holdco, LLC (n)	Class A Units				1,027	1,026,657	1,177,031
Mustang Prospects Holdco, LLC (n)	Class B Units				1,026,689	32,318	574,946
NAM Group Holdings, LLC (n)	Class A Units				84,337	84,337	86,024
Quick Roofing Topco, LLC (n)	Class A Interest				327,869	327,869	511,475
USW Holdings, LLC (n)	Class A-1 Units				627	651,026	424,455
						2,241,255	2,900,121	0.41%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trading Companies & Distributors
Belt Power Parent, LLC (n)	Class A Units				1,110,114	$1,146,452	$1,698,475
						1,146,452	1,698,475	0.24%
Total Equity						17,446,393	17,418,892	2.48%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 4.87% (g)(m)	Investor Class Units				4,341,431	4,341,431	4,341,431
State Street Institutional U.S. Government Money Market Fund - 4.69% (g)(m)	Administration Class Units				20,038,249	20,038,249	20,038,249
						24,379,680	24,379,680	3.52%
Total Money Market Mutual Funds						24,379,680	24,379,680	3.52%
Total Investments -- non-controlled/ non-affiliate						1,458,589,301	1,440,989,877	207.54%
Total Investment Portfolio						$1,458,589,301	$1,440,989,877	207.54%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) which resets monthly, quarterly, or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024.
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
(h)
The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(i)
The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(j)
The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(k)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(l)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2024, non-qualifying assets amounted to $9,739,402 which represents 0.7% of total assets as calculated in accordance with regulatory requirements.
(m)
The rate quoted is the annualized seven-day yield of the fund at period end.
(n)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $17,418,892 or 2.5% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	Class A-1 Units	04/11/2023 - 07/12/2024	337,148
APCT Parent, L.P.	Class A Units	2/14/2023	1,500,000
APCT Parent, L.P.	Class C Units	8/9/2024	38,419
Belt Power Parent, LLC	Class A Units	10/07/2022 - 07/24/2024	1,146,452
Bron Holdings, LLC	Class A Units	1/13/2023	1,000,000
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
COP Foundations Investment, LLC	Class A Units	5/6/2024	119,048
Copperweld Investor, LLC	Class A Common Units	12/15/2022	1,500,000
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024	17,500
Dragonfly Ultimate Holdings LLC	Common Units	8/16/2024	131,272
Endurance PT Technology Holdings LLC	Common Units	02/29/2024 - 06/28/2024	17,722
Endurance PT Technology Holdings LLC	Preferred Units	02/29/2024 - 06/28/2024	159,499
Erosion Holdings, LLC	Common Units	9/30/2024	133,930
FCA Partners LLC	Common Units	04/17/2023 - 06/07/2024	4
FCA Partners LLC	Class A Preferred Units	04/17/2023 - 06/07/2024	839,085
KLC Fund 1022-CI-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products, LLC	Common Units	1/9/2023	1,000,000
MFI Group Holdings LLC	Class A Units	4/30/2024	16,393
MoboTrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024	34,965
MSE Acquisitions, Inc	Series A Preferred Units	8/14/2024	288,462
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 09/30/2024	1,026,657
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 09/30/2024	32,318
NAM Group Holdings, LLC	Class A Units	7/16/2024	84,337
Personal Care (ITC) Holdings, LLC	Class A Units	02/14/2023 - 10/18/2023	1,879,621
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO Coinvest IV-A, L.P.	Equity Units	12/29/2022	800,000
RXS Enterprises LLC	Preferred Units	8/12/2024	308,494
RXS Enterprises LLC	Senior Preferred Units	8/12/2024	92,147
Sabrosura Super Holdings LLC	Class A Units	8/22/2024	388,500
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
USW Holdings, LLC	Class A-1 Units	11/03/2022 - 12/05/2023	651,026
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022	1,000,000
WCI-BXC Investment Holdings LP	Equity Interest	11/6/2023	608,108

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

On June 1, 2023, the Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for its taxable year ending December 31, 2023 and subsequent taxable years.

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of September 30, 2024 and December 31, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Effective June 6, 2023, the Fund elected to be classified as a corporation for U.S. federal income tax purposes and to be treated as a RIC under the Code for its taxable period starting June 6, 2023 and ended December 31, 2023 and intends to qualify annually thereafter. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unit Holders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in provision for income and excise taxes on the consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of its ownership of certain portfolio investments. Deferred tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. Income or gains recognized as a result of these investments will be reflected as a current tax liability and expense. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Fund’s consolidated financial statements.

As of September 30, 2024, and December 31, 2023, respectively, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of $1,062,438 and $0 which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of $17,558 and provision for taxes of $1,062,438, respectively, which was comprised of provision for taxes related to income of $217,111 and $217,111, respectively, provision for taxes related to realized gain on investments of $237,455 and $237,455, respectively, and benefit for deferred tax expense of $472,124 and provision for deferred tax expense of $607,872, respectively. The Fund did not incur an excise tax for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Fund did not recognize any provisions for taxes. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

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

Pursuant to Rule 2a-5 of the 1940 Act, the Fund’s Board of Directors (the “Board”) has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of the Fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

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

Interest Income

Interest income, including paid-in-kind interest, is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized into the cost of the investment to which it applies and accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

Dividend Income

Dividend income earned on the Fund’s equity and mutual fund investments is recorded on an accrual basis to the extent that such amounts are payable and are expected to be collected. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for mutual funds.

PIK Income

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount (if debt) or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income and capitalized to the cost basis of the related instrument. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income.

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

Non-Accrual Policy

Debt investments may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of September 30, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, the amendments enhance required disclosures of segment information for public entities on an annual and interim basis. The ASU allows for early adoption with updates applied retrospectively. Management is currently evaluating the impact of the ASU but does not expect this guidance to materially impact its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024 for public business entities (PBEs), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. The ASU allows for early adoption and the Fund can elect to apply the amendments on a prospective or retrospective basis. Management is currently evaluating the impact of the ASU but does not expect this guidance to materially impact its consolidated financial statements.

Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. For the three and nine months ended September 30, 2024, three months ended September 30, 2023, and for the period January 31, 2023 through September 30, 2023, unit transaction activity is as follows:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the period January 31, 2023 through September 30, 2023
	Units	Units	Units	Units
Units issued - initial conversion to unitized LLC	—	—	—	53,784,131
Units issued - contributions during the period	1,524,390	1,494,525	3,502,919	7,554,723
Units repurchased	(2,634,479)	—	(2,634,479)	—
Distributions reinvested	945,274	765,185	2,249,936	3,475,392
Net increase (decrease)	(164,815)	2,259,710	3,118,376	64,814,246

As of the dates indicated, we had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	September 30, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$169,611,957	21.3%
Total	$798,010,000	$169,611,957	21.3%

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the nine months ended September 30, 2024 and 2023:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
Total capital drawdowns	3,502,919	$35,000,000

For the Nine Months Ended September 30, 2023
January 11, 2023	—*	$36,100,014
January 23, 2023	—*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
July 6, 2023	499,500	5,000,000
August 30, 2023	995,025	10,000,000
Total capital drawdowns	7,554,723	$141,101,022

*Capital investment occurred prior to unitization of the Fund.

The following tables summarize distributions declared for the nine months ended September 30, 2024 and 2023:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
February 2024	$0.10	$6,728,204	$2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
	$0.89	$61,446,064	$22,550,450

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,204	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
June 2023	—		—	—
July 2023	0.05		3,152,702	2,920,180
August 2023	0.11		7,221,550	2,320,830
September 2023	0.11		7,296,972	2,387,948
	$0.75		$50,062,624	$39,404,178

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

The following table summarizes the Unit repurchases completed during the nine months ended September 30, 2024:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
September 26, 2024	3.75%	$9.91	September 30, 2024	$26,107,687	2,634,479	3.75%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 65.6% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1).

For the nine months ended September 30, 2023, the Fund did not repurchase any Units from Unit Holders.

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

For the three and nine months ended September 30, 2024, management fees were $2,227,904 and $6,576,657, respectively. For the three and nine months ended September 30, 2023, management fees were $1,987,287 and $2,464,136, respectively.

As of September 30, 2024 and December 31, 2023, $741,223 and $699,223, respectively, was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2024, the Fund recorded $445,758 and $1,315,357, respectively, in administration fees on the consolidated statements of operations. For the three and nine months ended September 30, 2023, the Fund recorded $397,524 and $517,242, respectively, in administration fees on the consolidated statements of operations. Included in the $517,242 for the nine months ended September 30, 2023 is $24,382 in pricing and bookkeeping fees.

As of September 30, 2024 and December 31, 2023, $148,399 and $139,974, respectively, was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2024, the Fund recorded $178,232 and $352,876 in transfer agent fees, respectively, which are included in other general and administrative expenses in the consolidated statements of operations. No transfer agency fees were incurred by the Fund in prior periods, as the fee was effective as of April 1, 2024.

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

For the three and nine months ended September 30, 2024, $184,161 and $401,086, respectively, was recognized and recorded in expense support on the consolidated statements of operations. For the three and nine months ended September 30, 2023, $339,596 and $437,984, respectively, was recognized and recorded in expense support on the consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, there were $125,708 and $139,974, respectively, due to affiliates, net included on the consolidated statements of assets and liabilities.

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

Affiliated Investments

There were no affiliated holdings at September 30, 2024. The table below presents the Fund's affiliated investments for the nine months ended September 30, 2023.

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of September 30, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Investments Money Market Government Portfolio Class I	$—	$94,206,726	$(94,206,726)	$—	$—	$—	$81,330
Total	$—	$94,206,726	$(94,206,726)	$—	$—	$—	$81,330

Affiliated Unit Holder Investments

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	September 30, 2024 % Net Assets	December 31, 2023 % Net Assets
Fidelity Capital and Income Fund	51%	52%
Fidelity Advisor Floating Rate High Income Fund	16%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of September 30, 2024 and December 31, 2023.

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

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,407,058,488	$1,389,191,305	96.4%	$1,332,735,575	$1,339,308,277	97.1%
Second Lien Debt	9,704,740	10,000,000	0.7%	9,676,838	10,000,000	0.7%
Equity	17,446,393	17,418,892	1.2%	15,232,702	16,548,717	1.2%
Mutual Funds	24,379,680	24,379,680	1.7%	13,807,906	13,807,906	1.0%
Total Investment	$1,458,589,301	$1,440,989,877	100.0%	$1,371,453,021	$1,379,664,900	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Health Care Services	19.9%	18.0%
Application Software	10.1%	9.1%
Industrial Machinery & Supplies & Components	8.5%	7.7%
Specialized Consumer Services	5.3%	5.1%
Air Freight & Logistics	4.9%	8.4%
Automotive Parts & Equipment	4.9%	5.2%
Diversified Support Services	4.7%	8.9%
Trading Companies & Distributors	4.2%	4.4%
Soft Drinks & Non-alcoholic Beverages	3.9%	4.0%
Environmental & Facilities Services	3.8%	5.7%
Human Resource & Employment Services	3.7%	3.3%
Pharmaceuticals	3.4%	3.2%
Building Products	2.9%	3.1%
Data Processing & Outsourced Services	2.4%	2.5%
Packaged Foods & Meats	2.4%	0.1%
Paper & Plastic Packaging Products & Materials	2.3%	2.4%
Electronic Components	1.8%	2.0%
Mutual Funds	1.7%	1.0%
Life Sciences Tools & Services	1.7%	1.7%
Health Care Facilities	1.6%	1.5%
Health Care Technology	1.5%	0.0%
Commodity Chemicals	1.0%	1.1%
Insurance Brokers	1.0%	1.0%
Aerospace & Defense	0.7%	0.6%
Research & Consulting Services	0.6%	0.0%
Office Services & Supplies	0.4%	0.0%
Diversified Financial Services	0.4%	0.0%
Electrical Components & Equipment	0.3%	0.0%
Health Care Supplies	0.0%	0.0%
Food Distributors	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,409,517,942	97.8%	203.0%	$1,348,192,965	97.7%	199.7%
Australia	31,471,935	2.2%	4.5%	31,471,935	2.3%	4.7%
Total	$1,440,989,877	100.0%	207.5%	$1,379,664,900	100.0%	204.4%

As of September 30, 2024 and December 31, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of September 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

Note 6. Fair Value Measurements

The Fund categorizes the inputs to valuation techniques used to value its investments into a disclosure hierarchy consisting of three levels as shown below:

Level 1 — unadjusted quoted prices in active markets for identical investments

Level 2 — other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, etc.)

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of September 30, 2024 and December 31, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,389,191,305	$1,389,191,305
Second Lien Debt	—	—	10,000,000	10,000,000
Equity	—	—	17,418,892	17,418,892
Mutual Funds	24,379,680	—	—	24,379,680
Total Investment	$24,379,680	$—	$1,416,610,197	$1,440,989,877

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,339,308,277	$1,339,308,277
Second Lien Debt	—	—	10,000,000	10,000,000
Equity	—	—	16,548,717	16,548,717
Mutual Funds	13,807,906	—	—	13,807,906
Total Investment	$13,807,906	$—	$1,365,856,994	$1,379,664,900

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Purchases of investments	335,181,375	—	2,550,994	337,732,369
Purchases from increase in investments due to Payment-in-kind	1,635,756	—	—	1,635,756
Proceeds from principal repayments and sales of investments	(272,037,248)	—	(1,185,698)	(273,222,946)
Accretion of discount/ amortization of premium	9,544,622	27,902	—	9,572,524
Net realized gain (loss)	(1,747)	—	848,550	846,803
Net change in unrealized appreciation (depreciation)	(24,439,730)	(27,902)	(1,343,671)	(25,811,303)
Fair value, end of period	$1,389,191,305	$10,000,000	$17,418,892	$1,416,610,197
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024	$(22,167,412)	$(27,902)	$(1,343,671)	$(23,538,985)

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$680,308,932	$9,632,000	$7,300,018	$697,240,950
Purchases of investments	570,307,559	—	6,286,387	576,593,946
Proceeds from principal repayments and sales of investments	(32,510,145)	—	—	(32,510,145)
Accretion of discount/ amortization of premium	2,675,179	24,681	—	2,699,860
Net realized gain (loss)	611,462	—	—	611,462
Transfers into Level 3	40,500,480	—	—	40,500,480
Net change in unrealized appreciation (depreciation)	3,113,936	343,319	1,001,267	4,458,522
Fair value, end of period	$1,265,007,403	$10,000,000	$14,587,672	$1,289,595,075
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023	$3,113,936	$343,319	$1,001,267	$4,458,522

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

The following provides information on Level 3 securities held by the Fund that were valued at September 30, 2024 and December 31, 2023 based on unobservable inputs.

	September 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,389,191,305	Market approach	Transaction price	$98.50	$100.00	$99.57	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	9.00	9.00	9.00	Increase
		Discounted cash flow	Yield	7.2%	15.7%	10.1%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	10.3%	10.3%	10.3%	Decrease
Equities	17,418,892	Market approach	Transaction price	$32.52	$1,000.00	$132.53	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	4.00	17.00	10.80	Increase
Total	$1,416,610,197

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,339,308,277	Market approach	Transaction price	$97.50	$97.50	$97.50	Increase
		Discounted cash flow	Yield	8.2%	13.9%	11.0%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	11.4%	11.4%	11.4%	Decrease
Equities	16,548,717	Market comparable	Enterprise value / EBITDA multiple (EV/EBITDA)	6.5	17.5	10.5	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$1,365,856,994

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2024, and December 31, 2023, approximates the fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedule of investments, and changes in those fair values are recorded in the change in net unrealized appreciation (depreciation) on investments on the consolidated statements of operations. The following tables detail the unfunded loan commitments at September 30, 2024 and December 31, 2023:

As of September 30, 2024

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,681,053
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	5,081,518
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,571
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	2,057,484
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	85,373
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	3,000,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	1,913,227
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	338,983
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,385,702
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	429,448
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
COP Foundations Acquisitions Inc.	Delayed Draw Term Loan	5/6/2029	2,380,952
COP Foundations Acquisitions Inc.	Revolving Credit Facility	5/6/2029	595,238
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	2,030,457
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	2,361,111
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	1,011,236
Cytracom, LLC	Revolving Credit Facility	6/28/2027	561,798
Double E Company, LLC	Revolving Credit Facility	6/21/2028	334,802
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	3,500,583
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Erosion Holdings, LLC	Delayed Draw Term Loan	9/30/2029	4,017,857
Erosion Holdings, LLC	Revolving Credit Facility	9/30/2029	1,339,286
EverSmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	367,647
EverSmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941

As of September 30, 2024 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	$2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	4,187,568
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,590,163
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	7,094,986
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,733,966
LA-CO Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	491,803
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
MoboTrex, LLC	Delayed Draw Term Loan	6/7/2030	314,685
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	104,895
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,442,308
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	2,052,548
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	706,658
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	3,703,704
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	8,500,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	892,623
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,269,939
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	4,431,818
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,022,727
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	3,623,188
RxStrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,467,912
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	8,064,800
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	2,814,529
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	2,940,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	2,291,918
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	2,250,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	2,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	5,500,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,896
Total Unfunded Commitments			$208,203,757

As of December 31, 2023

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,448
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	6,535,714
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	4,714,286
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	3,338,076
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	554,923
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	1,275,000
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	4,651,683
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	2,529,915
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	2,027,350
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,506,557
CareRing Health, LLC	Delayed Draw Term Loan	5/4/2028	9,103,448
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	429,448
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	1,522,843
Double E Company, LLC	Revolving Credit Facility	6/21/2028	114,537
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	5,736,075
Future Care Associates LLC	Delayed Draw Term Loan	1/27/2029	9,000,000
Future Care Associates LLC	Revolving Credit Facility	1/27/2029	5,000,000
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	3,346,066
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,590,163
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	7,094,986
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	7,695
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	5,060,976
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,166,667
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	4,455,850
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	3,768,844
Prism Parent Co Inc.	Delayed Draw Term Loan	9/19/2028	9,259,259
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	8,500,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	2,975,410
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,498,100
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,883,436
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,552,174
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	5,863,602
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	3,500,000
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	2,750,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
USA Water Intermediate Holdings, LLC	Delayed Draw Term Loan	1/27/2028	5,580,000
USA Water Intermediate Holdings, LLC	Revolving Credit Facility	1/27/2028	4,500,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	3,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	4,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	8,000,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$246,537,199

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Fund’s asset coverage was 192% and 191% respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2024 were $754,994,565 and 8.09% and $746,998,188 and 8.14%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2023 were $675,619,385 and 8.09% and $589,564,221 and 7.69%, respectively.

The Fund’s outstanding borrowings at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$754,500,000	$754,500,000
Total	$950,000,000	$754,500,000	$754,500,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$15,896,169	$14,802,546
Facility unused fees	267,313	485,914
Amortization of financing costs	599,934	587,260
Total Interest Expense	$16,763,416	$15,875,720

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$47,808,535	$36,839,929
Facility unused fees	779,188	731,877
Amortization of financing costs	1,761,589	1,439,831
Total Interest Expense	$50,349,312	$39,011,637

Fidelity Direct Lending Fund I JSPV LLC

On August 25, 2022, Fidelity Direct Lending Fund I JSPV LLC (the “SPV”) entered into a senior secured revolving credit facility (the “Fidelity Direct Lending Fund I JSPV LLC Facility”) with JPMorgan Chase Bank, NA (“JPM”), governed by the Loan and Security Agreement (the “Agreement”), as amended from time to time. JPM serves as administrative agent, Citibank, N.A. serves as collateral agent and securities intermediary, and Virtus Group, LP serves as collateral administrator under the Fidelity Direct Lending Fund I JSPV LLC Facility.

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

The initial commitment amount under the Fidelity Direct Lending Fund I JSPV LLC Facility was $500 million. On January 24, 2023 and June 6, 2023 this was increased to $750 million and $950 million, respectively. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by the SPV and to make advances under delayed draw term loans where the SPV is a lender. On September 12, 2024, the Fidelity Direct Lending Fund I JSPV LLC Facility entered into the Third Amendment to the Agreement. The amendment extends the last day of the revolving period to August 25, 2027, and the stated maturity date to February 25, 2029. Advances under the Fidelity Direct Lending Fund I JSPV LLC Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.20% per annum except for borrowings denominated in British pounds, for which the applicable margin is 2.3193% per annum. Prior to September 12, 2024, the applicable margins were 2.97% per annum for certain advances in British Pounds and 2.85% per annum for other advances. The SPV currently pays a commitment fee of 0.525% per annum of the unused facility amount, based on the average daily unused amount of the financing commitments, subject to minimum utilization amounts.

The SPV had $754,500,000 and $743,000,000 outstanding on the Fidelity Direct Lending Fund I JSPV, LLC Facility as of September 30, 2024 and December 31, 2023, respectively.

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

For the three and nine months ended September 30, 2024, there were no short-term borrowings. For the three months ended September 30, 2023, there were no short-term borrowings. For the nine months ended September 30, 2023, there were short-term borrowings which bore interest at an average applicable interest rate of 7.78% per annum. As of September 30, 2024 and December 31, 2023, the Fund had no outstanding short-term borrowings.

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

Note 9. Financial Highlights

The financial highlights for the periods ended September 30, 2024 and September 30, 2023 are as follows:

	Nine Months Ended September 30, 2024	Period from January 31, 2023 through September 30, 2023 A
Per Unit Activity
Net asset value per unit, beginning of period	$10.08	$9.93
Net investment income (loss) B	1.08	0.91
Net realized and change in unrealized gain (loss) B	(0.36)	0.09
Net increase (decrease) in net assets resulting from operations	0.72	1.00
Distributions B	(0.89)	(0.75)
Net asset value per unit, end of period	$9.91	$10.18

	Nine Months Ended September 30,
	2024	2023
Ratios to Average Net Assets
Net investment income (loss) D	14.32%	13.97%
Expenses, before reductions C,D	11.46%	9.73%
Expenses, after reductions C,D	11.38%	9.63%
Portfolio turnover D,E	26.59%	4.00%
Total return F	7.34%	11.59%
Supplemental Data:
Expenses, before reductions, excluding income and excise tax expense and interest expense C,D	1.83%	0.92%
Expenses, after reductions, excluding income and excise tax expense and interest expense C,D	1.75%	0.82%

A.
Prior to January 31, 2023, the Fund was not unitized.
B.
Calculated based on weighted average units outstanding during the period.
C.
Expense ratios reflect operating expenses of the Fund.
D.
Annualized.
E.
The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the average fair value of the portfolio securities, excluding short-term securities.
F.
Total returns of less than 1 year are not annualized. Total Return was not calculated for periods prior to the date that the Fund elected to be regulated as a BDC.

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to September 30, 2024, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements except as disclosed below.

As of May 10, 2023, the Adviser has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to revocation under the Expense Support Agreement. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement will be terminated on December 31, 2024.

On November 12, 2024, the Fund and Adviser agreed to amend and restate the Expense Support Agreement, effective as of January 1, 2025 (“Amended and Restated Expense Limitation Agreement”), to provide that the Adviser has the right to recoup through the end of each fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, 0.50% (on an annualized basis) of the Fund’s average net assets. In addition, the Amended and Restated Expense Limitation Agreement clarifies that certain operating expenses are excluded from the operating expense limit. The Adviser intends to recoup any reimbursable expenses that are permitted under the Amended and Restated Expense Limitation Agreement.

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

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund elected to be regulated as a business development company (“BDC”) on June 1, 2023 and elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

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

Portfolio and Investment Activity

For the nine months ended September 30, 2024, we acquired $401.8 million aggregate principal amount of investments (including $62.4 million of unfunded commitments).

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30,
	2024	2023
Investments:
Total investments, beginning of period	$1,371,453,021	$739,018,787
New investments purchased	337,732,369	576,628,162
Payment-in-kind interest capitalized	1,635,756	—
Net purchases (sales) of short-term securities	10,571,774	—
Net accretion of discount on investments	9,572,524	2,699,860
Net realized gain (loss) on investments	846,803	611,462
Investments sold or repaid	(273,222,946)	(32,510,145)
Total Investments, End of Period	$1,458,589,301	$1,286,448,126

Number of portfolio companies	66	56
Weighted average yield on debts, at amortized cost(1)	10.81%	11.58%
Weighted average yield on debt, at fair value(2)	10.81%	11.61%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

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

Our investments consisted of the following:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,407,058,488	$1,389,191,305	96.4%	$1,332,735,575	$1,339,308,277	97.1%
Second Lien Debt	9,704,740	10,000,000	0.7%	9,676,838	10,000,000	0.7%
Equity	17,446,393	17,418,892	1.2%	15,232,702	16,548,717	1.2%
Mutual Funds	24,379,680	24,379,680	1.7%	13,807,906	13,807,906	1.0%
Total Investment	$1,458,589,301	$1,440,989,877	100.0%	$1,371,453,021	$1,379,664,900	100.0%

As of September 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Health Care Services	19.9%	18.0%
Application Software	10.1%	9.1%
Industrial Machinery & Supplies & Components	8.5%	7.7%
Specialized Consumer Services	5.3%	5.1%
Air Freight & Logistics	4.9%	8.4%
Automotive Parts & Equipment	4.9%	5.2%
Diversified Support Services	4.7%	8.9%
Trading Companies & Distributors	4.2%	4.4%
Soft Drinks & Non-alcoholic Beverages	3.9%	4.0%
Environmental & Facilities Services	3.8%	5.7%
Human Resource & Employment Services	3.7%	3.3%
Pharmaceuticals	3.4%	3.2%
Building Products	2.9%	3.1%
Data Processing & Outsourced Services	2.4%	2.5%
Packaged Foods & Meats	2.4%	0.1%
Paper & Plastic Packaging Products & Materials	2.3%	2.4%
Electronic Components	1.8%	2.0%
Mutual Funds	1.7%	1.0%
Life Sciences Tools & Services	1.7%	1.7%
Health Care Facilities	1.6%	1.5%
Health Care Technology	1.5%	0.0%
Commodity Chemicals	1.0%	1.1%
Insurance Brokers	1.0%	1.0%
Aerospace & Defense	0.7%	0.6%
Research & Consulting Services	0.6%	0.0%
Office Services & Supplies	0.4%	0.0%
Diversified Financial Services	0.4%	0.0%
Electrical Components & Equipment	0.3%	0.0%
Health Care Supplies	0.0%	0.0%
Food Distributors	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,409,517,942	97.8%	203.0%	$1,348,192,965	97.7%	199.7%
Australia	31,471,935	2.2%	4.5%	31,471,935	2.3%	4.7%
Total	$1,440,989,877	100.0%	207.5%	$1,379,664,900	100.0%	204.4%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of September 30, 2024 and December 31, 2023.

Rating	September 30, 2024	December 31, 2023
1	$—	$—
2	1,340,456,995	1,326,519,304
3	58,734,310	22,788,973
4	—	—
5	—	—
Total	$1,399,191,305	$1,349,308,277

Results of Operations

The following table represents the operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$46,431,495	$39,949,072	$134,941,601	$104,517,371
Net expenses	19,862,986	18,606,710	59,549,305	42,653,774
Net Investment Income (Loss) Before Taxes	26,568,509	21,342,362	75,392,296	61,863,597
Provision for income and excise taxes	217,111	—	217,111	—
Net Investment Income (Loss) After Taxes	26,351,398	21,342,362	75,175,185	61,863,597
Net realized gain (loss)	610,384	611,462	609,348	611,462
Net change in unrealized appreciation (depreciation)	(20,687,771)	7,866,823	(26,419,175)	4,458,522
Net increase (decrease) in net assets resulting from operations	$6,274,011	$29,820,647	$49,365,358	$66,933,581

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$46,131,243	$39,853,971	$133,050,205	$104,291,652
Other income	204,159	2,576	1,433,756	128,793
Dividend income	96,093	92,525	457,640	96,926
Total Investment Income	$46,431,495	$39,949,072	$134,941,601	$104,517,371

For the three and nine months ended September 30, 2024, total investment income was $46.4 million and $134.9 million, respectively, driven by the combination of continued deployment and the performance of our investment portfolio. The size of our investment portfolio at fair value was $1.4 billion at September 30, 2024 and our weighted average yield on debt and income producing investments, at fair value, was 10.81%. For the three and nine months ended September 30, 2023, total investment income was $39.9 million and $104.5 million, respectively, primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $1.3 billion at September 30, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 11.61%.

The interest rate environment was stable for most of the quarter, as evidenced by SOFR remaining within a tight range around 5.30% through September 18, 2024. During this same timeframe spreads in the lower and core middle market, our primary area of focus, modestly compressed from levels seen roughly a year ago. While we consider higher interest rates when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates occur concurrently during a slowdown in growth or period of economic weakness, our borrowers’ and potentially our portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$16,763,416	$15,875,720	$50,349,312	$39,011,637
Management fees	2,227,904	1,987,287	6,576,657	2,464,136
Administration fees	445,758	397,524	1,315,357	517,242
Custodian fees	642	394	1,976	1,543
Board of Directors’ fees	67,586	70,109	214,286	95,901
Professional fees	122,851	476,186	521,968	657,927
Other general and administrative expenses	418,990	139,086	970,835	343,372
Total Expenses Before Reductions	20,047,147	18,946,306	59,950,391	43,091,758
Expense support	(184,161)	(339,596)	(401,086)	(437,984)
Net Expenses	19,862,986	18,606,710	59,549,305	42,653,774
Provision for income and excise taxes	217,111	—	217,111	—
Net Expenses After Taxes	$20,080,097	$18,606,710	$59,766,416	$42,653,774

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for three and nine months ended September 30, 2024 was $16.8 million and $50.3 million, respectively. Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2023 was $15.9 million and $39.0 million, respectively. The increase in interest expense was primarily driven by greater borrowings under our credit facility as we continue to grow the portfolio. The average principal balance outstanding increased from $589.6 million for the nine months ended September 30, 2023 to $747.0 million for the nine months ended September 30, 2024.

Management Fees

For the three and nine months ended September 30, 2024, management fees were $2.2 million and $6.6 million, respectively. For the three and nine months ended September 30, 2023, management fees were $2.0 million and $2.5 million, respectively. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month. Prior to June 9, 2023, the Fund did not incur a management fee.

Other Expenses

For the three and nine months ended September 30, 2024, total other expenses were $1.1 million and $3.0 million, respectively. For the three and nine months ended September 30, 2023, total other expenses were $1.1 million and $1.6 million, respectively. Total other expenses over the periods were primarily driven by an increase in other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund.

Income Taxes, Including Excise Taxes

We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify annually for the tax treatment applicable to RICs. The election to be treated as a RIC will apply to the period from June 6, 2023 through December 31, 2023 and in subsequent years. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Unit Holders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Unit Holders, which generally relieve us from corporate-level U.S. federal income taxes.

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

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of its ownership of certain portfolio investments. Deferred tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. Income or gains recognized as a result of these investments will be reflected as a current tax liability and expense. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Fund’s consolidated financial statements.

As of September 30, 2024, and December 31, 2023, respectively, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of $1,062,438 and $0 which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2024, the Fund, through wholly-owned subsidiaries recognized a total benefit for taxes of $17,558 and provision for taxes of $1,062,438, respectively, which was comprised of provision for taxes related to income of $217,111 and $217,111, respectively, provision for taxes related to realized gain on investments of $237,455 and $237,455, respectively, and benefit for deferred tax expense of $472,124 and provision for deferred tax expense of $607,872, respectively. The Fund did not incur an excise tax for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Fund did not recognize any provisions for taxes. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

Realized Gain (Loss)

Realized gain (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gain (loss) on non-controlled / non-affiliate investments	$847,839	$611,462	$846,803	$611,462
Benefit (provision) for taxes on realized gain on investments	(237,455)	—	(237,455)	—
Net Realized Gain (Loss)	$610,384	$611,462	$609,348	$611,462

For the three and nine months ended September 30, 2024, the Fund generated $0.8 million and $0.8 million of net realized gain on investments, respectively, primarily from the sale of one investment. For the three and nine months ended September 30, 2023, the Fund generated net realized gain on investments of $0.6 million from the full sale of an investment.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(21,159,895)	$7,866,823	$(25,811,303)	$4,458,522
Benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	472,124	-	(607,872)	-
Net change in unrealized appreciation (depreciation)	$(20,687,771)	$7,866,823	$(26,419,175)	$4,458,522

For the three months ended September 30, 2024, the fair value of our debt investments decreased primarily due to a markdown of one of our portfolio companies. During the nine months ended September 30, 2024, the improved financial performance of our portfolio companies was offset predominantly by the markdown of one of our portfolio companies. For the three and nine months ended September 30, 2023, the fair value of our debt investments increased driven by spread tightening in the credit markets driven in part by rising rates and inflation.

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

As of September 30, 2024 and December 31, 2023, we had one asset-based leverage facility.

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

The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024 and December 31, 2023, we had an aggregate amount of $754.5 million and $743.0 million of debt outstanding and our asset coverage ratio was 192% and 191%, respectively.

Cash as of September 30, 2024, taken together with our $195.5 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

Although we have attractive financing arrangements, any disruption in the financial markets or any other negative economic development could restrict our access to incremental financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained previously. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of September 30, 2024, we had $32.2 million in cash and $24.4 million in short-term liquid investments. During the nine months ended September 30, 2024, cash used in operating activities was $14.8 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $0.8 million during the period, primarily as a result of distributions to investors, which was offset by capital called from investors.

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

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of September 30, 2024 and December 31, 2023.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, we had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	September 30, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$169,611,957	21.3%
Total	$798,010,000	$169,611,957	21.3%

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

The following table summarizes total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
Total capital drawdowns	3,502,919	$35,000,000

For the Nine Months Ended September 30, 2023
January 11, 2023	—*	$36,100,014
January 23, 2023	—*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
July 6, 2023	499,500	5,000,000
August 30, 2023	995,025	10,000,000
Total capital drawdowns	7,554,723	$141,101,022

*Capital investment occurred prior to unitization of the Fund.

Distributions

The following tables summarize distributions declared for the nine months ended September 30, 2024 and 2023:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
February 2024	$0.10	$6,728,204	$2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
	$0.89	$61,446,064	$22,550,450

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,204	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
June 2023	—		—	—
July 2023	0.05		3,152,702	2,920,180
August 2023	0.11		7,221,550	2,320,830
September 2023	0.11		7,296,972	2,387,948
	$0.75		$50,062,624	$39,404,178

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

The following table summarizes the Unit repurchases completed during the nine months ended September 30, 2024:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
September 26, 2024	3.75%	$9.91	September 30, 2024	$26,107,687	2,634,479	3.75%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 65.6% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1).

During nine months ended September 30, 2023, there were no repurchases of Units.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2024 were $755.0 million and 8.09% and $747.0 million and 8.14%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2023 were $675.6 million and 8.09% and $589.6 million and 7.69%, respectively. Our outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$754,500,000	$754,500,000
Total	$950,000,000	$754,500,000	$754,500,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000

The following table shows the contractual maturities of our debt obligations as of September 30, 2024 and December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
Fidelity Direct Lending Fund I JSPV LLC Facility	$754,500,000	$—	$—	$754,500,000	$—
Total Debt Obligations	$754,500,000	$—	$—	$754,500,000	$—

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
Fidelity Direct Lending Fund I JSPV LLC Facility	$743,000,000	$—	$—	$743,000,000	$—
Total Debt Obligations	$743,000,000	$—	$—	$743,000,000	$—

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of September 30, 2024 and December 31, 2023, we had unfunded commitments to borrowers in the aggregate principal amount of $208.2 million and $246.5 million, respectively.

From time to time, we may become party to certain legal proceedings in the ordinary course of business. At September 30, 2024, we are not aware of any pending or threatened litigation.

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

Recent Developments

See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 11. Subsequent Events” for a summary of recent developments.

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

As of September 30, 2024, 100% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$43,371,793	$22,635,000	$20,736,793
Up 200 basis points	28,914,529	15,090,000	13,824,529
Up 100 basis points	14,457,264	7,545,000	6,912,264
Down 100 basis points	(14,457,264)	(7,545,000)	(6,912,264)
Down 200 basis points	(28,914,529)	(15,090,000)	(13,824,529)
Down 300 basis points	(43,371,793)	(22,635,000)	(20,736,793)

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

Dividend Reinvestment Plan

During the nine months ended September 30, 2024, the Fund issued 2,249,936 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued for reinvestment of distributions was approximately $22.6 million.

Unit Repurchases

The Fund has adopted a unit repurchase program. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

The following table summarizes the Unit repurchases completed during the nine months ended September 30, 2024:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
September 26, 2024	3.75%	$9.91	September 30, 2024	$26,107,687	2,634,479	3.75%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 65.6% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1).

For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements –Note 3. Partner Transactions

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

As of May 10, 2023, the Adviser has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to revocation under the Expense Support Agreement. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement will be terminated on December 31, 2024.

On November 12, 2024, the Fund and Adviser agreed to amend and restate the Expense Support Agreement, effective as of January 1, 2025 (“Amended and Restated Expense Limitation Agreement”), to provide that the Adviser has the right to recoup through the end of each fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, 0.50% (on an annualized basis) of the Fund’s average net assets. In addition, the Amended and Restated Expense Limitation Agreement clarifies that certain operating expenses are excluded from the operating expense limit. The Adviser intends to recoup any reimbursable expenses that are permitted under the Amended and Restated Expense Limitation Agreement.

The foregoing description of the Amended and Restated Expense Limitation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Expense Limitation Agreement filed as an exhibit hereto and incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Description
3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(1)
10.1

Third Amendment to Loan and Security Agreement, dated as of September 12, 2024, by and among Fidelity Direct Lending Fund I JSPV LLC, as borrower, Fidelity Private Credit Central Fund LLC, as portfolio manager, JPMorgan Chase Bank, N.A., as administrative agent, Virtus Group, LP as collateral administrator, and Citibank, N.A. as collateral agent, and the lenders party thereto.(2)

10.5*	Amended and Restated Expense Limitation Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(1) Previously filed as Exhibit 3.1 to the Fund’s Current Report on Form 8-K, filed on March 15, 2024.

(2) Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on September 17, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: November 12, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: November 12, 2024	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9917001.100

FDLA-10Q3-1124