Form 10-K
period 2024-12-31
Fidelity Private Credit Co LLC
filed 2025-03-19
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the Registrant’s common units of beneficial interest (“Common Units”).

The number of units of Registrant’s Common Units, outstanding as of March 14, 2025 was 81,455,298.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K. This Annual Report contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

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

Risks Relating to an Investment in the Fund

•
The Fund is a relatively new company with limited operating history.
•
An investment in the Fund is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.
•
The Fund is managed exclusively by the Adviser and Fund investors should expect to rely solely on the ability of the Adviser with respect to the Fund’s operations.
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
•
Economic recessions or downturns could impair our portfolio companies and adversely affect the Fund’s operating results.
•
The Fund’s Board of Trustees has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice and without investor approval, the effects of which may be adverse to the Fund’s business and impact its ability to make distributions.
•
The Fund is subject to general credit risks.
•
The Fund will be exposed to risks associated with changes in interest rates.
•
The valuations of the Fund’s investments can be volatile.
•
Fair value pricing is based on subjective judgments, and it is possible that fair value of a security may differ materially from the value that would be realized if the security were sold.
•
There may be limited availability of suitable investments for the Fund.
•
The Fund may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments.
•
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

Risks Relating to the Fund’s Investments

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
•
The Fund generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.
•
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

Risks Relating to the Private Offering

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
•
If the Fund does not maintain its status as a BDC, the Fund would be subject to substantially more regulatory restrictions under the Investment Company Act of 1940, as amended which would significantly decrease its operating flexibility.
•
Any new or changed U.S. federal, state, and local laws and regulations could have a material adverse effect on the Fund’s business.
•
The inability of the Fund or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing requirements, could adversely affect the Fund’s ability to implement its investment program and achieve its intended results.

•
Under certain circumstances, it would be possible for the Fund to obtain a controlling interest in certain portfolio companies, thus, the Fund could be treated as a single employer with one or more of its portfolio companies for purposes of controlled group rules under the Employee Retirement Income Security Act of 1974, as amended.
•
If the Fund does not qualify for or maintain RIC tax treatment and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
•
The Fund expects to invest in debt securities that are rated below investment grade or that would be rated below investment grade if they were rated, which may present special tax issues.

PART I

Item 1. Business.

Our Company

Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) was formed on September 16, 2021, as a Delaware limited partnership named Fidelity Direct Lending Fund L.P. On January 31, 2023, Fidelity Direct Lending Fund, L.P. converted to a Delaware limited liability company and was renamed Fidelity Private Credit Central Fund LLC, a Delaware limited liability company. On June 1, 2023, the Fund elected to be regulated as a business development company (“BDC”). The conversion by operation of law of Fidelity Direct Lending Fund, L.P. to Fidelity Private Credit Central Fund, LLC by filing a certificate of conversion to a limited liability company is hereinafter referred to as the “BDC Conversion”. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. The Fund has elected to be treated, and intends to qualify annually, for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). For the periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

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

The first closing date occurred on December 9, 2021 (commencement of operations), on which initial capital was contributed by investors. Additional closings are expected to occur from time to time as determined by the Fund (each, a “Subsequent Closing”). Capital Commitments will be drawn in such amounts and proportions as will be required by the Fund in its sole discretion. The Fund expects that it will commence drawdowns of Capital Commitments from subscribers who make a Capital Commitment to the Fund after March 1, 2025, only after the Fund has drawn down 90% of the Capital Commitments of each subscriber admitted prior to March 1, 2025. The Fund expects that it will drawdown Capital Commitments pro rata in accordance with each subscriber’s unfunded Capital Commitment. The Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however the Fund may drawdown additional Capital Commitments as necessary in its sole discretion. The Fund may elect, in its sole discretion, to forgive, in whole or in part, a Member’s Capital Commitment and at such time the Member shall not have any further obligations in respect of drawdowns or capital contributions with respect to such forgiven Capital Commitment.

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

The Fund’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve these objectives by investing primarily through directly originated loans to private companies but also with liquid credit investments, like broadly syndicated loans, and other select Private Credit (as defined below) investments. The Fund intends to invest across issuers, industries, geographies, and sponsors or ownership groups. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and public U.S. operating companies having a market capitalization of less than $250,000,000 (“Portfolio Investments”). The Fund may also invest to a lesser degree in non-U.S. companies. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Fund may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or its affiliates may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions.

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

FDS is a registered investment adviser under the Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly-owned subsidiary of FMR. FDS is also registered with the Commodities Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended, as a commodity pool operator and a commodity trading advisor, and is a member of the National Futures Association. However, with respect to the Fund, the Adviser is exempt from registration with the CFTC as a CPO under CFTC Rule 4.13(a)(3) because of the Fund’s limited trading in commodity interests and member eligibility requirements, so that unlike a registered CPO, with respect to the Fund, the Adviser is not required to deliver a disclosure document or an annual report (as these terms are used in the CFTC’s rules) to Members.

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

The Management Team

Founded in 1946, Fidelity has been known for its professional money management and comprehensive client services. Fidelity is one of the world’s largest providers of financial services with assets under administration of $15.1 trillion, including managed assets of $5.9 trillion as of December 31, 2024. The portfolio management team has extensive experience in middle market lending and has sourced, underwritten and/or managed diverse credit and lending teams in a variety of market environments from the nascent cash flow lending markets of the early 2000’s, through the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”), during the recovery and growth of the 2010’s, and during the recent pandemic related disruptions. The Adviser emphasizes a consistent and disciplined underwriting process, which is the foundation for its approach to portfolio construction. Leveraging proprietary research insights and performing granular credit and loan to value analysis for each investment are core tenets of the Adviser’s credit philosophy. Focusing on capital preservation and minimizing volatility, the Adviser seeks to employ the same underwriting, due diligence and the Adviser’s Direct Lending Investment Committee (“Direct Lending Investment Committee”) approval process for every investment. The Adviser believes that Fidelity’s history and scale, combined with the portfolio management team’s experience and strategy enable it to compete across the credit spectrum in the middle market. See “Conflicts of Interest – Relationship among the Fund, the Adviser and the Portfolio Managers” for more information about risks related to investing with an affiliate adviser. The Adviser’s specific areas of differentiation that drive its competitive advantages are below:

•
Fidelity’s multi-decade history and substantial scale in the credit markets: Fidelity has operated through the last twelve recessions, numerous crises, expansions and contractions during its more than 75 years of history. Active in the credit markets since 1971, Fidelity has over $861 billion of fixed income assets under management as of December 31, 2024. Fidelity also offered its first high yield bond fund in 1977 and was the first mutual fund company to offer an open-ended fund focused on leverage loans in 2000.
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
•
Ability to operate at scale across the entire lending landscape: The Adviser seeks to offer compelling financing solutions for creditworthy issuers regardless of company size. This increases the opportunity set for the Fund and promotes the Adviser’s selective investment approach, while providing reliable financing to companies as they scale. The Adviser’s ability to offer attractive financing proposals for small to mid-market businesses as well as upper middle market companies also deepens the relationship with sponsors (each, a “Sponsor” and collectively, “Sponsors”), a source of investment opportunities for the Adviser. The Adviser targets issuers that the Adviser considers to be high quality regardless of size and provide financing structures that afford attractive risk adjusted returns for the Fund.

•
Access to proprietary credit and equity research platform creates efficient and differentiated diligence: As part of Fidelity, the Adviser has access to FMR’s extensive research platform that allows the Adviser to make more informed and efficient investment decisions. FMR has over 400 research professionals in North America, Europe and Asia that cover equities, fixed income and high yield markets. As part of the due diligence and underwriting process for each potential investment, the Adviser reviews and analyzes relevant FMR industry research and engages directly with the industry analysts. Using the proprietary insights, the Adviser expects to improve portfolio construction and risk mitigation, allowing it to potentially (i) gain conviction on investments or (ii) avoid investments that have subtle industry headwinds or competitive pressures, that might otherwise appear attractive. In addition to the portfolio management team’s independent industry analysis and broad experience lending to middle market businesses, the Adviser’s access to proprietary Fidelity research differentiates the platform and, the Fund believes, translates into more efficient and informed decision making.
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

The Board of Directors

Overall responsibility for the Fund’s oversight rests with the Board of Directors. The Fund has entered into the Advisory Agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Directors are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board is currently composed of four members, three of whom are Directors who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

The private credit market has grown tenfold since the Great Financial Crisis and is projected to grow double-digit percentages in the near future.1 The consolidation of regional U.S. banks following the financial crisis and the enhanced regulations introduced by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), resulted in larger banks decreasing their willingness to issue and hold loans to middle-market companies, thus contributing to the growth of direct lending. Direct lending is a subset of private credit that is frequently compared to more liquid public market options, including leveraged loans or broadly syndicated loans and high yield bonds. More recently, demand has been driven by key characteristics of the asset class summarized below.

•
Large and growing market: Fidelity research estimates the U.S. private credit market is at approximately $1.8 trillion (AUM) and finances mergers and acquisitions, recapitalization and refinance activity for the approximately 200,000 middle market businesses that operate in the U.S. according to the National Center for the Middle Market. Private equity investing activity drives a significant portion of this volume.2
•
The private credit market has expanded into areas traditionally served by the leverage loan and high yield markets: According to Leveraged Commentary & Data (“LCD”) and Intercontinental Exchange Bank of America (“ICE BAML”), from 2003 to 2024, the share of leverage loans with an issue size below $500,000,000 has declined from 51% to 5%, and similarly from 2003 to 2024, the share of high yield loans with an issue size below $500,000,000 has declined from 68% to 13%. In both cases, direct lending is now regularly filling this gap for loans up to $500,000,000 and larger.3
•
Floating rate debt may provide a hedge against rising interest rates: The majority of direct lending investments are floating rate instruments whose rates change with the market and/or interest rates.
•
Predominantly senior secured positions that sit at the top of the capital structure: Direct lending investments may offer enhanced collateral and covenant protections compared to the leveraged loans and high yield market that have contributed to relatively lower historical loss rates.
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

_______________

1 Forecasts are inherently uncertain and subject to change.

2 Source: Pitchbook, Preqin, Cliffwater, Bloomberg, KBRA DLD, National Center for the Middle Market, Fidelity Investments.

3 Source: LCD, ICE BAML, Fidelity Investments.

Investment Strategy

The Adviser’s investment strategy is credit driven with a focus on capital preservation. The Adviser seeks to employ a rigorous and consistent due diligence process when assessing each individual issuer. The Adviser evaluates each issuer’s ownership and management team, business model, competitive differentiation, historical and projected financial performance, cost structure, key customers and key suppliers, and position within its industry.

The Adviser will utilize its expertise sourcing and investing in loans to private businesses while leveraging the proprietary industry research of the broader Fidelity platform when constructing the Fund’s portfolio. Quantitative and qualitative factors will drive each investment decision to seek to achieve the Fund’s stated investment objective. The Fund invests across issuers, industries, geographies, and Sponsors or ownership groups.

The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, and public U.S. operating companies having a market capitalization of less than $250,000,000 (“Portfolio Investments”). The Fund may also invest to a lesser degree in non-U.S. companies. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Fund may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or its affiliates may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions.

Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit. If the Fund changes its 80% test, the Fund will provide Unit Holders with at least 60 days’ prior notice of such change. Effective December 11, 2025, SEC rules will require that the Fund’s policy to invest at least 80% of its assets in private credit investments may only be changed if authorized by a vote of the holders of a majority of the Fund’s outstanding voting securities, unless: (1) the Fund conducts a repurchase offer in advance of the proposed change to its 80% investment policy; (2) the Fund provides Common Unit Holders with at least 60 days’ notice prior to the proposed change to the 80% investment policy in advance of the repurchase offer; and (3) the repurchase offer is not oversubscribed. The Fund will also invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in U.S. companies that are generally private and may be backed by a Sponsor but may also include investments in small capitalization public companies or companies that are non-Sponsor. The Adviser directly originates credit opportunities from a large universe of Sponsors, intermediaries and other direct lenders, as well as internal Fidelity resources.

Targeted borrowers operate within a wide range of industries. Leveraging Fidelity’s proprietary industry research and the Adviser’s expertise, the Fund primarily invests in industries where the Adviser’s portfolio management team has deep experience with similarly situated companies. The Adviser targets investments structured as first lien senior secured and unitranche credit facilities, while also taking advantage of opportunistic investments in other parts of the capital structure, including last out loans, second lien loans, mezzanine and other junior debt loans, as well as equity investments.

The Fund may enter into hedging transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, collars and floors to seek to hedge against fluctuations in the relative values of the Fund’s portfolio positions from changes in currency exchange rates and market interest rates. The Fund may also receive or purchase warrants or rights.

Most of the investments that the Fund invests in are unrated or rated below investment grade, which are often referred to as “leveraged loans,” “high yield” or “junk” debt investments and may be considered “high risk” or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the Fund’s net asset value and income distributions to Unit Holders. They may also be illiquid and difficult to value.

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

The Fund generally seeks to invest in loans that carry variable (i.e., “floating”) interest rates. In addition to the cash yields received on its loans from principal and interest payments, the Fund seeks to invest in loans that generally pay additional fees, including but not limited to, closing fees, arrangement fees, prepayment premiums, or amendment fees. In certain cases, loan investments have equity enhancement features, which may be in the form of warrants or other equity-related securities that are designed to provide the opportunity for capital appreciation.

To seek to enhance returns, the Fund employs leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows the Fund to borrow up to a 2x debt to equity ratio.

The Fund borrows money for investment and cash management purposes. In determining whether to borrow money, the Fund analyzes the financial flexibility, maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Fund’s investment outlook. The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by investors indirectly through their interests in the Fund.

Because the Fund is classified as non-diversified under the 1940 Act, the Adviser may invest a significant percentage of the Fund’s assets in a single issuer, however, the Fund is subject to diversification requirements applicable to RICs under Subchapter M of the Code.

The Fund’s investments are subject to a number of risks. See “Item 1A. Risk Factors.”

Cash Management

The Fund may hold uninvested cash or may invest it in cash equivalents such as money market securities, repurchase agreements, or shares of short-term bond or money market funds, including shares of Fidelity® Central Funds (as defined below), or other funds that are advised by the Adviser or its affiliates. Generally, these securities offer less potential for gains than other types of securities.

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

Investment Selection

One of the critical success factors in private credit is access to a deep pipeline of investment opportunities. Based on the portfolio management team’s extensive experience, the Adviser employs a multi-faceted approach to sourcing transactions through a large network of private equity firms, intermediaries, as well as other direct lending firms. The Adviser believes that Fidelity’s scale and track record in the liquid markets, combined with the portfolio management team’s long tenure in direct lending, will provide unique and rich access to high credit quality investment opportunities.

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

Direct Lending Investment Committee

The investment activities of the Fund are under the direction of the Direct Lending Investment Committee and the Board. The Direct Lending Investment Committee is currently comprised of the Fund’s three portfolio managers: David Gaito, Therese Icuss and Jeffrey Scott. Additionally, the Head of Fidelity Investments’ High Income and Alternatives Group (the “High Income and Alternatives Group”), and the Chief Investment Officer of the High Income and Alternatives Group meet with the Direct Lending Investment Committee frequently to discuss the pipeline of opportunities and each has the authority to decline any opportunity at any point at his or her discretion. The day-to-day activities of the Fund are overseen by the Fund’s portfolio managers, each of whom is an officer or employee of the Adviser or its affiliate.

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

Effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act) who has committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units as described in Note 4. Expenses and Transactions with Affiliates.

The Fund is conducting a continuous private offering of its Units in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act.

The Fund may, at its discretion, offer investors an opportunity to repurchase their shares, but is not obligated to offer to repurchase any shares at any time. The Fund expects that its offers to repurchase Units from existing investors will occur in connection with the acceptance of Capital Commitments from new subscribers.

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

The Board approved the Fund entering into the Second Amended and Restated Limited Liability Company Agreement, effective March 19, 2025, which reflects, among other non-material updates, the Fund’s ability to forgive a Member’s uncalled capital commitments, in whole or in part.

Emerging Growth Company

The Fund is an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, the Fund is eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as the Fund remains an emerging growth company, it will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (“Section 404”);
•
submit certain executive compensation matters to Unit Holder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding Unit Holder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding Unit Holder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
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

The Fund is and will remain an emerging growth company until the earlier of: (a) the last day of the fiscal year (i) following the fifth anniversary of the first sale of the Fund’s common equity securities in a public offering under the Securities Act. (ii) in which the Fund has total annual gross revenue of at least $1,235,000,000, or (iii) in which the Fund is deemed to be a large accelerated filer, which means the market value of the Units that is held by non-affiliates exceeds $700,000,000 as of the date of its most recently completed second fiscal quarter, and (b) the date on which the Fund has issued more than $1,000,000,000 in non-convertible debt during the prior three-year period.

The Fund does not believe that being an emerging growth company will have a significant impact on its business or its offering. The Fund has elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because the Fund is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as its Units are not traded on a securities exchange, the Fund will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once the Fund is no longer an emerging growth company. In addition, so long as the Fund is externally managed by the Adviser and the Fund does not directly compensate its executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of the Fund’s executive officers or as an executive officer of the Adviser, the Fund does not expect to include disclosures relating to executive compensation in its periodic reports or proxy statements and, as a result, does not expect to be required to seek Unit Holder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

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

1940 Act Ownership Restrictions. The Fund does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting interests of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Fund may, subject to certain conditions, invest in other investment companies in excess of such thresholds. As of the date of this Annual Report, the Fund is an “acquired fund” for purposes of Rule 12d1-4. For so long as the Fund is an “acquired fund” for purposes of Rule 12d1-4, the Fund will be required to limit its investments in the securities of other investment companies and private funds to no more than 10% of its total assets, subject to certain limited exceptions permitted under Rule 12d1-4. These restrictions may limit the Fund’s ability to invest in other investment companies to the extent desired.

Temporary Investments. Pending investment in other types of qualifying assets (including directly originated loans and broadly syndicated loans, as described above), the Fund’s investments can consist of cash, cash equivalents, money market funds (including shares of Fidelity® Central Funds or other funds that are advised by the Adviser or its affiliates), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be qualifying assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase securities that it may have outstanding at any time. In particular, the amount of units that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase units cannot exceed 25% of the BDC’s total outstanding units.

Leverage and Senior Securities; Coverage Ratio. The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to its Units if its asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. In connection with the BDC Conversion, the Fund’s Members approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets the Fund holds, it may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, the Fund will be required to make provisions to prohibit any dividend distribution to its Unit Holders or the repurchase of such securities or units unless the Fund meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Fund will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Fund intends to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of its expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR (or other applicable reference rate). The Fund cannot assure Unit Holders that it will be able to enter into a credit facility. Unit Holders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Fund to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on the Fund’s operations. In addition, from time to time, the Fund’s losses on leveraged investments may result in the liquidation of other investments held by it and may result in additional drawdowns to repay such amounts.

The Fund may also create leverage by securitizing its assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—Forming CLOs Risk.” The Fund may also from time to time make secured loans of its marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. The Fund and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Fund, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions. The Fund may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of its Trustees who are not interested persons and, in some cases, the prior approval of the SEC. The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. The Fund will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the Exchange Act.

The Fund is also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, the Fund will be prohibited from protecting any director or officer against any liability to its Unit Holders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Fund is also required to designate a chief compliance officer (“CCO”) and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

The Fund is not permitted to change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by a majority of its outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s units present at a meeting if more than 50% of the outstanding units of such company are present or represented by proxy, or (ii) more than 50% of the outstanding units of such company.

Financial Condition, Liquidity and Capital Resources

The Fund expects to generate cash primarily from (i) the net proceeds of its offering of Units, (ii) cash flows from its operations, (iii) any financing arrangements the Fund may enter into in the future and (iv) any future offerings of its equity or debt securities.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying FDS (in its capacity as the Adviser and Administrator)), (iii) cost of any borrowings or other financing arrangements, (iv) cash distributions to the Unit Holders, and (v) funding repurchases under the Fund’s unit repurchase program.

Advisory Agreement

The Adviser provides management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

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
•
negotiating, obtaining and managing financing facilities and other forms of leverage; and
•
providing the Fund with such other investment advisory and related services as the Fund may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

The Fund pays the Adviser a fee for its services under the Advisory Agreement. The cost of the management fee is ultimately borne by the Unit Holders.

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

Board Approval of the Advisory Agreement

Each year, the Board of Directors, including the Independent Directors (together, the Board), considers the renewal of the Fund’s Advisory Agreement and Administration Agreement with Fidelity Diversifying Solutions LLC (FDS) (together, the Agreements). The Board, assisted by the advice of fund counsel and Independent Directors’ counsel, requests and considers a broad range of information relevant to the renewal of the Agreements throughout the year.

At its November 2024 meeting, the Board unanimously determined to renew the Fund’s Agreements. In reaching its determination, the Board considered all factors it believed relevant, including (i) the nature, extent, and quality of the services provided to the Fund and its Unit Holders (including the investment performance of the Fund); (ii) the competitiveness relative to peer funds of the Fund’s management fee and the total expense ratio; (iii) the total costs of the services provided by and the profits realized by FDS and its affiliates (Fidelity) from its relationships with the Fund; and (iv) the extent to which, if any, economies of scale exist and are realized as the Fund grows, and whether any economies of scale are appropriately shared with Fund Unit Holders. The Board’s decision to renew the Agreements was not based on any single factor and the factors may have been weighed differently by different Trustees.

Nature, Extent, and Quality of Services Provided

The Board considered Fidelity’s staffing as it relates to the Fund, including the backgrounds of investment personnel of Fidelity, and also considered Fidelity’s implementation of the Fund’s investment program. The Board also had discussions with members of the portfolio management team.

•
Resources Dedicated to Investment Management and Support Services. The Board reviewed the general qualifications and capabilities of Fidelity’s investment staff, including its size, education, experience, and resources, as well as Fidelity’s approach to training and managing investment personnel. The Board noted the resources devoted to Fidelity’s global investment organization and that Fidelity’s analysts have extensive resources, tools and capabilities that allow them to conduct sophisticated quantitative and fundamental analysis, as well as credit analysis of issuers, counterparties and guarantors. Further, the Board considered that Fidelity’s investment professionals have sufficient access to global information and data so as to provide competitive investment results over time, and that those professionals also have access to sophisticated tools that permit them to assess portfolio construction and risk and performance attribution characteristics continuously, as well as to transmit new information and research conclusions rapidly around the world. Additionally, in its deliberations, the Board considered Fidelity’s trading, risk management, compliance, cybersecurity, and technology and operations capabilities and resources, which are integral parts of the investment management process.
•
Unit Holder and Administrative Services. The Board considered: (i) the nature, extent, quality, and cost of advisory, administrative, and Unit Holder services to be performed by Fidelity under the Advisory Agreement and under separate agreements covering transfer agency and pricing and bookkeeping services for the Fund; (ii) the nature and extent of Fidelity’s supervision of third-party service providers, principally custodians, subcustodians, and pricing vendors; and (iii) the resources devoted by Fidelity to, and the record of compliance with, the Fund’s compliance policies and procedures. The Board also considered the Fund’s securities lending activities and any payments made to Fidelity relating to securities lending under a separate agreement.

The Board noted that the growth of fund assets over time across the complex allows Fidelity to reinvest in the development of services designed to enhance the value and convenience of the Fidelity® funds as investment vehicles. These services include 24-hour access to account information and market information over the internet and through telephone representatives, investor education materials and asset allocation tools.

•
Investment Performance. The Board took into account discussions that occur with representatives of Fidelity, and reports that it receives, at Board meetings throughout the year relating to Fund investment performance. In this regard the Board noted that as part of regularly scheduled reports to the Board on Fund performance, the Board considered annualized return information for the Fund since inception.

In addition to reviewing absolute Fund performance, the Board periodically considers the appropriateness of Fund performance metrics in evaluating the results achieved. The Board generally gives greater weight to Fund performance over longer time periods than over shorter time periods.

Based on its review, the Board concluded that the nature, extent, and quality of services to be provided to the Fund under the Advisory Agreement should benefit the Unit Holders of the Fund.

Competitiveness of Management Fee and Total Expense Ratio

In reviewing the Advisory Agreement, the Board considered the Fund’s management fee rate and the total expense ratio. The Board noted that there are a limited number of unlisted competitors against which to assess the competitiveness of the Fund’s fees. Fidelity identified a small number of perpetually offered, public, unlisted funds that are similar to the Fund. The Board noted that the Fund’s management fee, which exclude incentives fees, is the same as the contractual base management fee rate of the selected competitors.

The Board considered that total expense comparisons for business development companies such as the Fund are challenging because such funds incur substantial interest expense from borrowings and competitors do not consistently report the isolated impact of interest expense in their expense ratios. The Board noted that including interest expense, the Fund’s total expenses ranked above the competitive median, but also noted that Fidelity believes that a view excluding interest expense would be more meaningful for competitive comparison purposes.

The Board noted that FDS is contractually limiting certain fund-level operating expenses to 0.50% (on an annualized basis) of the Fund’s NAV and that such agreement may only be terminated with the approval of the Board.

Based on its review, the Board concluded that the Fund’s management fee and the total expense ratio of the Fund were reasonable in light of the services that the Fund and its Unit Holders receive and the other factors considered.

Costs of the Services and Profitability

The Board considered the revenues earned and the expenses incurred by Fidelity in conducting the business of developing, marketing, distributing, managing, administering and servicing the Fund and servicing the Fund’s Unit Holders. The Board considered the level of Fidelity’s profits in respect of all the Fidelity® funds it oversees. The Board noted that the profitability information reflects the relatively small size of the funds overseen by the Board and their short history.

The Board also reviewed Fidelity’s non-fund businesses and potential indirect benefits such businesses may have received as a result of their association with Fidelity’s fund business (i.e., fall-out benefits) as well as cases where Fidelity’s affiliates may benefit from the funds’ business. The Board considered areas where potential indirect benefits to the Fidelity® funds from their relationships with Fidelity may exist.

The Board considered the costs of the services provided by and the lack of meaningful profits realized by Fidelity in connection with the operation of the funds overseen by the Board and was satisfied that the profitability was not excessive.

Economies of Scale

The Board will consider economies of scale when there is sufficient operating experience to permit assessment thereof. It noted that, notwithstanding the entrepreneurial risk associated with a new fund, the management fee had been set initially at a level normally associated, by comparison with competitors, with very high fund net assets, and Fidelity asserted to the Board that the level of the Fund’s advisory fee anticipates economies of scale at lower asset levels even before, if ever, economies of scale are achieved. The Board also noted that the Fund and its Unit Holders would have access to the very considerable number and variety of services available through Fidelity.

The Board concluded that economies of scale, if any, are being appropriately shared between Fund Unit Holders and Fidelity.

Conclusion

Based on its evaluation of all of the conclusions noted above, and after considering all factors it believed relevant, the Board, including the Independent Directors, concluded that the advisory fee arrangements are fair and reasonable in light of all of the surrounding circumstances, and that the Fund’s Agreements should be renewed through November 30, 2025.

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

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect until November 30, 2025, or to the extent consistent with the requirements of the 1940 Act, from the date of the Fund’s election to be regulated as a BDC under the 1940 Act, and indefinitely thereafter, but only so long as the continuance after such date shall be specifically approved at least annually by vote of the Board or by vote of a majority of the outstanding voting securities of the Fund. The Fund may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the holders of a majority of the outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

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

Payment of Our Expenses Under the Investment Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Fund will bear the following costs and expenses of our operations, administration and transactions including but not limited to:

1.
investment advisory fees, to the Adviser, pursuant to the Advisory Agreement (“Advisory Fees”);
2.
the fee paid to the Administrator pursuant to the Administration Agreement (“Administration Fees”); and

3.
other expenses of the Fund’s operations and transactions.

From time to time, FDS (in its capacity as the Adviser and the Administrator) or its affiliates may pay third-party providers of goods or services. The Fund will reimburse FDS (in its capacity as the Adviser and as the Administrator) or such affiliates thereof for any such amounts paid on the Fund’s behalf that are Fund expenses. From time to time, FDS (in its capacity as the Adviser and the Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our Unit Holders.

Costs and expenses of FDS (in its capacity as the Adviser and the Administrator) that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Expense Limitation Agreement

On January 1, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement (the “Expense Limitation Agreement”) with the Adviser. The Adviser agrees to pay on a monthly basis Other Operating Expenses (as defined below) of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets (“Expense Limitation”). Any Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, administration fees, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses, fees and expenses associated with the Fund’s securities lending program, and dividend expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to shareholders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s shareholders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s directors and officers with respect thereto.

The Adviser’s obligation to make an Expense Payment shall automatically become a liability of the Adviser and the Fund’s right to receive an Expense Payment shall be an asset of the Fund on the last calendar day of the applicable month. Any Expense Payment shall be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates no later than forty-five (45) days after such obligation was incurred.

In consideration of the Adviser’s agreement to make Expense Payments, at any time during a fiscal year and, to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation.

This Expense Limitation Agreement shall continue in force until January 1, 2026. This Expense Limitation Agreement shall renew automatically for successive one-year terms, unless either the Fund or the Adviser determines to terminate it after the Initial Term and so notifies the other party.

The Adviser will look only to the assets of the Fund for its performance under the Expense Limitation Support Agreement and for any claims for payment. No directors, officers, employees, agents, or Members of the Fund will be personally liable for performance by the Fund under the Expense Support Limitation Agreement.

The Adviser voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month through December 31, 2024. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Amended and Restated Expense Support and Conditional Reimbursement Agreement then in effect.

Distributions

The Fund expects to pay distributions to Unit Holders at least quarterly. Any distributions the Fund makes will be at the discretion of the Board, considering factors such as the Fund’s earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time.

The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause the Fund to comply with the RIC requirements. To maintain the Fund’s treatment as a RIC, it generally is required to make aggregate annual distributions to its Unit Holders of at least 90% of investment company taxable income. See “Certain U.S. Federal Income Tax Considerations.”

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends or distributions declared by the Board on behalf of our Unit Holders who do not elect to receive their dividends or distributions in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then our Unit Holders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional units, rather than receiving the cash dividend or other distribution. Distributions on fractional units will be credited to each participating Unit Holder’s account. Units issued pursuant to the dividend reinvestment plan (“DRIP”) will not reduce a Unit Holder’s Capital Commitments to the Fund.

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

Unit Repurchase Program

The Fund does not intend to list its Units on a securities exchange and it does not expect there to be a public market for its Units. As a result, if you purchase the Fund’s Units, your ability to sell your Units will be limited. Subject to market conditions and the approval of the Board, the Fund may from time to time offer to repurchase Units pursuant to written tenders from the Unit Holders. The Fund currently expects to make tender offers of up to 10% per year. The Fund may make tender offers greater than the expected 10% per year subject to, among other things, market conditions, investor demand for liquidity, loan repayments, and new capital commitments to the Fund. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder has the right to require the Fund to repurchase any Units.

There is no minimum portion of a Unit Holder’s Units that must be repurchased in any repurchase offer. The Fund has no obligation to repurchase Units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion. In determining whether the Fund should offer to repurchase Units, the Fund will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Fund will consider the following factors, among others:

•
whether any Unit Holders have requested to tender or expressed an interest in tendering Units to the Fund;
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

Except for the Early Repurchase Deduction, the Fund does not impose any charges in connection with repurchases of Units. Payment of the Early Repurchase Deduction will be made by reducing the repurchase proceeds. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining Unit Holders. We conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All Units purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued units.

Units that are issued pursuant to the Fund’s DRIP and tendered, including any portion of Units repurchased that are issued pursuant to the Fund’s DRIP, shall not be subject to the Early Repurchase Deduction. Units repurchased will be treated as having been repurchased on a “first-in–first-out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable.

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

In evaluating proxies, the Adviser considers factors that are financially material to individual companies and investing funds’ investment objectives and strategies in support of maximizing long-term Member value. This includes considering the company’s approach to financial and operational, human, and natural capital and the impact of that approach on the potential future value of the business. The Adviser will vote on proposals not specifically addressed by the Guidelines based on an evaluation of a proposal’s likelihood to enhance the long-term economic returns or profitability of the company or to maximize long-term Member value.

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

To view the Fund’s Guidelines, visit https://www.fidelity.com/bin-public/060_www_fidelity_com/documents/Full-Proxy-Voting-Guidelines-for-Fidelity-Funds-Advised-by-FMRCo-or-FDS.pdf.

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

Taxation as a Regulated Investment Company

The Fund elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. For the periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

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

Some of the income that the Fund might otherwise earn (such as certain fees) may not be qualifying income for purposes of the 90% income test described above. To manage the risk that such income might disqualify the Fund as a RIC for failure to satisfy the 90% income test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to the Fund’s shareholders on such fees and income.

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

Risk of Dependence on Key Personnel of the Adviser. The Fund will depend on the diligence, skill, experience and network of business contacts of the Adviser’s portfolio management team. There can be no assurances that certain members of the team will continue to provide investment services to the Adviser. The loss of key personnel would limit the Fund’s ability to achieve its investment objectives and operate as anticipated. None of the Fund, the Adviser or its Affiliates maintains key person life insurance for any of its personnel.

Illiquid Investments and Restrictions on Withdrawal The Fund’s Units are illiquid investments for which there is not and will likely not be a secondary market. If the Fund makes repurchase offers, it will offer to repurchase Units at a price that is estimated by its internal valuation processes to be equal to its net asset value per unit, which may be lower than the price that you paid for the Fund’s Units. As a result, to the extent asset prices have declined and to the extent you have the ability to sell your Units pursuant to the Fund’s unit repurchase program, the price at which you may sell Units may be lower than the amount you paid in connection with the purchase of Units in the private offering.

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

As a BDC, the Fund generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred units that the Fund may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets the Fund holds, it may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, the Fund will be required to make provisions to prohibit any dividend distribution to its Unit Holders or the repurchase of such securities or units unless the Fund meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If this ratio were to fall below 150%, the Fund could not incur additional debt and could be required to sell a portion of its investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on the Fund’s operations and investment activities. Moreover, the Fund’s ability to make distributions to you may be significantly restricted or it may not be able to make any such distributions whatsoever. The amount of leverage that the Fund will employ will be subject to oversight by its Board, a majority of whom are Independent Directors with no material interests in such transactions.

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

Risks Relating to the Use of Proceeds. While the Fund generally intends to make all distributions of net proceeds in accordance with “Use of Proceeds”, the amount and timing of distributions from the Fund to the Fund investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Fund (i) to be used to satisfy, or establish reserves for, the Fund’s current or anticipated obligations (including the Advisory Fee and any other expenses) or (ii) for reinvestment of the cost basis of an investment. Accordingly, there can be no assurance as to the timing and amount of distributions from the Fund.

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

Distributions Risk. The Fund intends to pay distributions to Unit Holders out of assets legally available for distribution. The Fund cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Fund is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Fund violates certain debt financing agreements, its ability to pay distributions to Unit Holders could be limited. All distributions will be paid at the discretion of the Fund’s Board and will depend on the Fund’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Fund pays to investors in a year may exceed the Fund’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

Risks Relating to the Fund’s Investments

The Fund’s investments may be risky and, subject to compliance with our 80% test and the 70% test for Qualifying Assets under the requirements for BDCs, there is no limit on the amount of any such investments in which the Fund may invest.

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

•
Highly Leveraged Portfolio Companies. Portfolio companies may be highly leveraged, and there is no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to shareholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

•
Equity Interests in Portfolio Companies. The Fund does not generally intend to take controlling equity positions in the Fund’s portfolio companies. To the extent that the Fund does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Fund disagrees, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the lack of liquidity for the debt and equity investments that the Fund typically holds in portfolio companies, the Fund may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of its investments.
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

Temporary Investments; Use of Cash and Cash Equivalents Risk. Pending investment in other types of qualifying assets (including directly originated loans and broadly syndicated loans, as described herein), the Fund’s investments can consist of cash, cash equivalents, money market funds (including shares of Fidelity® Central funds or other funds that are advised by the Adviser or its affiliates. U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be qualifying assets. Generally, these securities offer less potential for gains than other types of securities.

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

•
Other Risks. Other risks in using derivatives include the risk of mispricing or incorrect valuation of derivatives. Many derivatives, in particular OTC derivatives, are complex and their valuation often requires modeling and judgment, which increases the risk of mispricing or incorrect valuation. The pricing models used may not produce valuations that are consistent with the values the Fund realizes when it closes or sells an OTC derivative. Valuation risk is more pronounced when the Fund enters into OTC derivatives with specialized terms because the market value of those derivatives in some cases is determined in part by reference to similar derivatives with more standardized terms. Incorrect valuations may result in increased cash payment requirements to counterparties, over- and/or under- collateralization, and/or errors in calculation of the Fund’s NAV.

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

Counterparties to derivatives contracts may have the right to terminate such contracts if the Fund’s NAV declines below a certain level over a specified period of time. The exercise of such a right by the counterparty could have a material adverse effect on the Fund’s operations.

In late October 2020, the SEC adopted Rule 18f-4 related to the use of derivatives and certain other transactions that rescinded and withdrew the guidance of the SEC and the SEC staff regarding asset segregation and coverage. Under Rule 18f-4, the Fund must trade derivatives and other transactions that potentially create senior securities (except reverse repurchase agreements) subject to a value-at-risk (“VaR”) leverage limit, certain other testing and derivatives risk management program requirements and requirements related to board reporting. These requirements apply unless the Fund qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Reverse repurchase agreements need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratio (unless the fund determines to treat such agreements and transactions as derivatives for all purposes under the rule). Reverse repurchase agreements are not included in the calculation of whether the Fund is a limited derivatives user (unless the Fund determines to treat such agreements and transactions as derivatives for all purposes under the rule), but if the Fund is subject to the VaR testing, reverse repurchase agreements and similar financing transactions are included for purposes of such testing. These requirements may limit the Fund’s ability to use derivatives and reverse repurchase agreements and similar financing transactions as part of the Fund’s investment strategies. These requirements may increase the cost of the Fund’s investments and cost of doing business, which could adversely affect investors.

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

Below investment grade debt securities are often referred to in the financial press as “junk bonds” and may include securities of issuers in default. “Junk bonds” are considered by the rating agencies to be predominately speculative and may involve major risk exposures such as: (i) vulnerability to economic downturns and changes in interest rates; (ii) sensitivity to adverse economic changes and corporate developments; (iii) redemption or call provisions which may be exercised at inopportune times; and (iv) difficulty in accurately valuing or disposing of such securities.

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

Original Issue Discount and Payment-In-Kind Interest Risks. The Fund’s investments may include investments with original issue discount (“OID”) or payment-in-kind (“PIK”) interest features. To the extent the accretion of OID or PIK income constitutes a portion of the Fund’s income, the Fund will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

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
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to Unit Holders in order to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

Minority Investments and Joint Ventures Risk. The Fund may make minority equity investments in entities in which the Fund does not control the business or affairs of such entities. In addition, the Fund may enter into co-invest opportunities with other parties through partnerships, joint ventures or other entities and the Adviser may share the Advisory Fee and/or other forms of compensation with such parties. The Adviser expects that in some cases the Fund will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Fund. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

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

In certain cases, conflicts of interest may arise between the Fund and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Fund will cause the joint venture to be managed in a manner that is favorable to the Fund. In addition, it is anticipated that the Fund could be invested in debt instruments issued by a joint venture entity while one or more Other Clients (as defined below) managed by the Adviser will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

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

European Union General Data Protection Regulation. In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union (the “EU”) which use or hold data relating to living individuals, but also to those organizations that offer services to individual EU investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20,000,000 or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Fund and therefore the Fund investors. The Fund may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Fund investors other than individuals in the EU may not be afforded the protections of the GDPR.

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

Being an “Emerging Growth Company”. The Fund is and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the first sale of the Fund’s common equity securities in a public offering under the Securities Act, (ii) in which we have total annual gross revenue of at least $1,235,000,000, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our units that is held by non-affiliates exceeds $700,000,000 as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We cannot predict if investors will find our units less attractive because we will rely on some or all of these exemptions. If some investors find our units less attractive as a result, there may be a less active trading market for our units and our unit price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

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

Paying Required Distributions. For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to accrete market discount and include such amounts in our taxable income in the current year, instead of upon disposition.

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our Unit Holders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Corporate-Level Income Tax. The Fund expects to make certain investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. The Fund may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Special Tax Issues. The Fund may invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when the Fund may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

“Publicly Offered Regulated Investment Company” Tax Issue. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. The Fund does not currently expect to be treated as a “publicly offered regulated investment company,” and there is no expectation the Fund would be so treated in any future taxable year. Each taxable year for which the Fund is not a “publicly offered regulated investment company”, a non-corporate Unit Holder’s allocable portion of the Fund’s affected expenses, including the Fund’s management fees, will be treated as an additional noncash but taxable distribution to the Unit Holder and the ability of non-corporate taxpayers to deduct such expenses, referred to as miscellaneous itemized deductions, will be subject to significant limitations. In particular, for taxable years beginning before January 1, 2026, non-corporate Unit Holders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a Unit Holder’s adjusted gross income for U.S. federal income tax purposes and not deductible for purposes of the alternative minimum tax.

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

Co-Investment Transactions. We and the Adviser have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Fund may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Fund and one or more of such affiliated accounts. Even though the Fund and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Fund’s investment objective and other Board-Established Criteria and those of one or more affiliated accounts advised by the Adviser and/or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and/or its affiliates will allocate such opportunities among the Fund and such affiliated accounts in a manner consistent with the exemptive order and the applicable allocation policies and procedures. The Fund may only be able to participate in certain negotiated investment opportunities on a rotational basis with other funds and accounts managed by the Adviser and/or its affiliates due to the limitations and requirements imposed by the order.

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

Diverse Membership; Relationships with Fund Investors. The Fund and investors are generally expected to have conflicting investment, tax and other interests with respect to the investments made by the Fund. The Fund’s investors may include various types of persons or entities organized in various jurisdictions, and different Fund investors may have conflicting investment, tax and other interests in respect of their investment in the Fund. The conflicting interests of the Fund and of individual Fund investors may relate to or arise from, among other things, the nature of investments made by the Fund, the structuring of the acquisition of the Fund’s investments, and the timing of disposition of investments, which may be more beneficial for the Fund or Fund investors than for one or more of the other Fund investors. Such structuring of the Fund’s investments and other factors may result in different returns being realized by different Fund investors. Furthermore, under the U.S. tax audit rules applicable to the Fund, decisions or elections made in connection with certain laws and regulations by the Adviser (or such other person designated by the Adviser) in connection with tax audits (including whether or not to make an election under those rules) may be more beneficial for one type of Fund investor than for another type of Fund investor. As a consequence, conflicts of interest among different Fund investors may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments and the use of leverage that may be more beneficial for one Fund investor than for another Fund investor, especially in respect of individual tax situations. In addition, the Fund may face certain tax risks based on positions taken by the Fund, the Adviser on behalf of the Fund, the Fund’s subsidiaries and/or a withholding agent.

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

Valuation of Assets. A majority of securities and other assets in which the Fund will directly or indirectly invest, including secured loan investments, are not expected to have a readily ascertainable market value and will be valued by the Adviser in accordance with its established valuation policies. Such securities and other assets will constitute a substantial portion of the Fund’s investments. In addition, when the Adviser determines that the market price does not fairly represent the value of an investment, the Adviser will fair value such investment in accordance with the Fund’s policies and procedures. The Adviser has a conflict of interest in determining such valuations, as the Adviser’s determination of a fair value for such investments may cause it to receive higher advisory fees.

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

Certain Investments Inside the Fund’s Mandate that are not Pursued by the Fund. Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within the Fund’s mandate pursuant to its investment allocation policies and procedures, including without limitation, as a result of business, reputational or other reasons applicable to the Fund, Other Clients, their respective portfolio companies or the Adviser. In addition, the Adviser may determine that the Fund should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Fund has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser in its good faith discretion, or the investment is not appropriate for the Fund for other reasons as determined by the Adviser in its good faith reasonable sole discretion. In any such case the Adviser or its affiliates could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or Limited Partners or Unit Holders of the Fund or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by an affiliate of the Adviser, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by the Fund will be comparable to any investment opportunities that are not pursued by the Fund. The Adviser and its affiliates, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Fund to the Adviser. In some cases, the Adviser or its affiliates earn greater fees when Other Clients participate alongside or instead of the Fund in an investment.

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

Expense Allocations. The Administrator and its affiliates provide, or oversee the provision of, administrative resources to the Fund. The resources provided by the Administrator and its affiliates to the Fund include shared resources among the Fund and Other Clients. The Fund is responsible for paying its allocable share of such expenses. The Administrator takes into account a variety of considerations when allocating such expenses, both between the Administrator/its affiliates, on the one hand, and the Fund and Other Clients on the other, and between and among the Fund and Other Clients. The Administrator seeks to allocate expenses using fair and reasonable methodologies. The Administrator will make judgments about the allocation of fees, costs and expenses among the Fund, one or more Other Clients, the Adviser, the Administrator and/or its affiliates on a fair and reasonable basis, subject to oversight of the Board.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Fidelity and its Enterprise Cybersecurity organization, on behalf of the Fund, have established a comprehensive risk management program, which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Fund and its Members. The Fund does not currently have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Fund’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

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

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Fund did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Fund, including its day-to-day operations, financial condition, and business strategies. In conjunction with Fidelity’s Enterprise Cybersecurity organization, the Fund participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication and reporting processes are in place.

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

The Fund’s management, including the CCO of the Fund, is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Fund’s reliance on Fidelity and its Enterprise Cybersecurity organization, the CCO relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Fund’s material risks from cybersecurity threats. The CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024. The CCO has been responsible for this oversight function as CCO to the Fund for three years and has worked in the financial services industry for sixteen years, during which the CCO has gained expertise in assessing and managing risks applicable to the company.

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

Item 2. Properties.

The Fund does not own any real estate or other physical properties materially important to its operation. The Fund’s corporate headquarters is located at 245 Summer Street, Boston, Massachusetts 02210. The Fund believes that its office facilities are suitable and adequate for its business as it is currently conducted.

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

Unit Holders

As of March 14, 2025 there were 14 holders of record of our Units.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units. As of the dates indicated, the Fund had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

Distributions

The Fund expects to pay distributions to Unit Holders at least quarterly. Any distributions the Fund makes will be at the discretion of its Board, considering factors such as the Fund’s earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time.

The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause the Fund to comply with RIC requirements. To maintain our treatment as a RIC, the Fund generally is required to make aggregate annual distributions to its Unit Holders of at least 90% of investment company taxable income. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.” Prior to June 6, 2023, the fund was classified as a partnership and was not required to distribute at least 90% of investment company taxable income or otherwise comply with RIC requirements.

The following tables summarize distributions declared for the year ended December 31, 2024:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
October 2024	0.12	8,410,556	3,774,843
November 2024	0.11	8,317,477	3,834,646
December 2024	0.53	40,168,766	19,117,156
	$1.65	$118,342,863	$49,277,095

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends or distributions declared by the Board on behalf of its Unit Holders who do not elect to receive their dividends or distributions in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then the Unit Holders who have not opted out of the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional units, rather than receiving the cash dividend or other distribution. Distributions on fractional units will be credited to each participating Unit Holder’s account. Units issued pursuant to the DRIP will not reduce a Unit Holder’s Capital Commitments to the Fund.

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

The following table presents the repurchases of Units completed for the year ended December 31, 2024.

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

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds related to capital drawdowns during the years ended December 31, 2024, 2023 and 2022:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
October 28, 2024	2,487,562	25,000,000
November 19, 2024	2,786,070	28,000,000
Total capital drawdowns	8,776,551	$88,000,000

For the Year Ended December 31, 2023
January 11, 2023	—*	$36,100,014
January 23, 2023	—*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
July 6, 2023	499,500	5,000,000
August 30, 2023	995,025	10,000,000
October 30, 2023	985,222	10,000,000
Total capital drawdowns	8,539,945	$151,101,022

For the Year Ended December 31, 2022
February 23, 2022	—*	$17,695,007
February 25, 2022	—*	18,462,999
March 11, 2022	—*	3,598,988
March 23, 2022	—*	5,005
March 29, 2022	—*	564,994
April 13, 2022	—*	11,363,002
April 27, 2022	—*	30,038,989
May 2, 2022	—*	11,393,991
May 3, 2022	—*	27,777,990
May 5, 2022	—*	999,986
June 17, 2022	—*	17,111,003
August 17, 2022	—*	7,000,008
August 19, 2022	—*	27,891,012
August 29, 2022	—*	19,495,002
November 14, 2022	—*	72,000,012
December 7, 2022	—*	35,000,009
December 20, 2022	—*	47,000,010
December 27, 2022	—*	60,000,009
Total capital drawdowns	—*	$407,398,016
*Capital investment occurred prior to unitization of the Fund. These capital investments were included in the amount converted to units on January 31, 2023.

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

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC (“FIAMIFM”), as the former General Partner, owned 1,481.96 units of net assets as of December 31, 2024.

In addition, the following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	December 31, 2024 % Net Assets	December 31, 2023 % Net Assets
Fidelity Capital and Income Fund	48%	52%
Fidelity Advisor Floating Rate High Income Fund	16%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of December 31, 2024 and 2023.

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

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund elected to be regulated as a business development company (“BDC”) on June 1, 2023. On June 6, 2023, the Fund elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, the Fund pays FDS for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement.

The Fund’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also liquid credit investments, like broadly syndicated loans, and other select Private Credit investments. Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit investments. If the Fund changes its 80% test, the Fund will provide Unit Holders with at least 60 days’ prior notice of such change. The Adviser may also invest to a lesser degree in equity linked instruments (which may include debt with warrants, preferred equity investments, or equity co-investments). Most of the Fund’s investments will be in private U.S. operating companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies) the Fund may also invest to a lesser degree in non-U.S. companies. Subject to the limitations of the 1940 Act, the Fund may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other affiliated funds. From time to time, the Fund may co-invest with other affiliated funds.

Key Components of Our Results of Operations

Investments

The Fund focuses primarily on directly originated loans to private companies but will also invest in liquid credit investments, such as broadly syndicated loans. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments the Fund makes.

Revenues

The Fund generates revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from its equity investments in its portfolio companies. The Fund’s senior and subordinated debt investments bear interest predominantly at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, the Fund’s investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, the Fund may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and the Fund will accrete or amortize such amounts as interest income. The Fund will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that the Fund expects to collect such amounts.

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

From time to time, FDS (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. The Fund will reimburse FDS (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, FDS (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by the Fund’s Unit Holders, subject to the cap on organization and offering expenses.

Expense Limitation Agreement

The Fund has entered into an Amended and Restated Expense Limitation Agreement (“Expense Limitation Agreement”) with the Adviser. The Adviser agrees to pay on a monthly basis Other Operating Expenses (as defined below) of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets. Any Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. The adviser voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month through December 31, 2024. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Amended and Restated Expense Support and Conditional Reimbursement Agreement then in effect. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, administration fees (as defined herein), and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses, fees and expenses associated with the Fund’s securities lending program, and dividend expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to shareholders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s shareholders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s directors and officers with respect thereto. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Year Ended December 31,
	2024	2023	2022
Investments:
Total investments, beginning of period	$1,371,453,021	$739,018,787	$96,202,350
New investments purchased	578,944,193	689,413,659	644,177,284
Payment-in-kind interest capitalized	2,146,720	—	—
Net purchases (sales) of short-term securities	(10,583,485)	—	—
Net accretion of discount on investments	11,475,610	4,480,937	955,066
Net realized gain (loss) on investments	327,060	804,231	—
Investments sold or repaid	(363,628,397)	(62,264,593)	(2,315,913)
Total Investments, End of Period	$1,590,134,722	$1,371,453,021	$739,018,787

Number of portfolio companies	76	45	17
Weighted average yield on debt, at amortized cost(1)	10.33%	11.59%	8.39%
Weighted average yield on debt, at fair value(2)	10.32%	11.65%	8.78%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%	0%

(1) Computed as the sum of, (a) the weighted average amortized cost multiplied by (b) the annual interest rate, for each investment, excluding unfunded commitments. The weighted average amortized cost of an investment is computed by dividing the amortized cost by the sum of total amortized cost of debt investments, excluding unfunded commitments.

(2) Computed as the sum of, (a) the weighted average fair value multiplied by (b) the annual interest rate, for each investment, excluding unfunded commitments. The weighted average fair value of an investment is computed by dividing the fair value by the sum of total fair value of debt investments, excluding unfunded commitments.

Our investments consisted of the following:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,522,615,486	$1,525,175,632	96.3%	$1,332,735,575	$1,339,308,277	97.1%
Second Lien Debt	46,293,451	37,433,922	2.4%	9,676,838	10,000,000	0.7%
Equity	18,001,364	18,047,546	1.1%	15,232,702	16,548,717	1.2%
Mutual Funds	3,224,421	3,224,421	0.2%	13,807,906	13,807,906	1.0%
Total Investment	$1,590,134,722	$1,583,881,521	100.0%	$1,371,453,021	$1,379,664,900	100.0%

As of December 31, 2024 and 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Health Care Services	21.4%	18.0%
Application Software	9.4%	9.1%
Industrial Machinery & Supplies & Components	7.7%	7.7%
Diversified Support Services	6.9%	8.9%
Specialized Consumer Services	5.7%	5.1%
Environmental & Facilities Services	5.3%	5.7%
Health Care Technology	4.6%	0.0%
Trading Companies & Distributors	3.9%	4.4%
Soft Drinks & Non-alcoholic Beverages	3.5%	4.0%
Air Freight & Logistics	3.3%	8.4%
Paper & Plastic Packaging Products & Materials	3.2%	2.4%
Pharmaceuticals	3.1%	3.2%
Diversified Financial Services	3.1%	0.0%
Copper	2.5%	0.0%
Packaged Foods & Meats	2.4%	0.1%
Data Processing & Outsourced Services	2.2%	2.5%
Health Care Facilities	2.0%	1.5%
Electronic Components	1.6%	2.0%
Life Sciences Tools & Services	1.5%	1.7%
Electronic Manufacturing Services	1.4%	0.0%
Automotive Parts & Equipment	1.4%	5.2%
Commodity Chemicals	0.9%	1.1%
Insurance Brokers	0.9%	1.0%
Research & Consulting Services	0.8%	0.0%
Aerospace & Defense	0.6%	0.6%
Office Services & Supplies	0.4%	0.0%
Mutual Funds	0.2%	1.0%
Building Products	0.1%	3.1%
Health Care Supplies	0.0%	0.0%
Human Resource & Employment Services	0.0%	3.3%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	December 31, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,551,974,599	98.0%	205.4%	$1,348,192,965	97.7%	199.7%
Australia	31,393,256	2.0%	4.2%	31,471,935	2.3%	4.7%
Canada	513,666	0.0%	0.1%	-	0.0%	0.0%
Total	$1,583,881,521	100.0%	209.7%	$1,379,664,900	100.0%	204.4%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Rating	Fair Value	Fair Value
1	$—	$—
2	1,426,401,159	1,326,519,304
3	136,208,395	22,788,973
4	—	—
5	—	—
Total	$1,562,609,554	$1,349,308,277

Results of Operations

The following table represents the Fund’s operating results:

	Year Ended December 31,
	2024	2023	2022
Total investment income	$180,660,579	$146,978,099	$26,891,147
Net expenses	77,974,426	61,992,164	5,602,576
Net Investment Income (Loss) Before Taxes	102,686,153	84,985,935	21,288,571
Provision for income and excise taxes	147,964	—	—
Net Investment Income (Loss) After Taxes	102,538,189	84,985,935	21,288,571
Net realized gain (loss)	88,701	804,231	—
Net change in unrealized appreciation (depreciation)	(14,999,425)	9,489,236	(1,264,979)
Net increase (decrease) in net assets resulting from operations	$87,627,465	$95,279,402	$20,023,592

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Year Ended December 31,
	2024	2023	2022
Interest income	$178,460,495	$146,028,443	$26,891,147
Other income	1,162,810	779,285	—
Dividend income	1,037,274	170,371	—
Total Investment Income	$180,660,579	$146,978,099	$26,891,147

For the year ended December 31, 2024, total investment income was $180.7 million, driven by the combination of continued capital deployment and the performance of the Fund’s investment portfolio. The size of our investment portfolio at fair value was $1.6 billion at December 31, 2024 and our weighted average yield on debt and income producing investments, at fair value, was 10.32%. For the year ended December 31, 2023, total investment income was $147.0 million, primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $1.4 billion at December 31, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 11.65%. For the year ended December 31, 2022, total investment income was $26.9 million, primarily driven by out deployment of capital and the increased balance of our investments. The size of our portfolio at fair value was $737.7 million at December 31, 2022 and our weighted average yield on debt and income producing investments, at fair value, was 8.78%.

The elevated interest rate environment of 2023 remained for most of 2024 with SOFR remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. Initially, during 2024, spreads in the lower and core middle market, our primary area of focus, modestly compressed but then largely stabilized by the end of the year. While interest rates are considered when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially our portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Year Ended December 31,
	2024	2023	2022
Interest expense	$65,529,121	$55,697,195	$5,465,081
Management fees	8,884,812	4,548,517	—
Administration fees	1,776,996	934,215	34,217
Custodian fees	2,744	2,019	266
Board of Directors’ fees	282,149	161,347	—
Professional fees	1,481,383	723,734	98,734
Other general and administrative expenses	668,488	621,532	4,278
Total Expenses Before Reductions	78,625,693	62,688,559	5,602,576
Expense support	(651,267)	(696,395)	—
Net Expenses	77,974,426	61,992,164	5,602,576
Provision for income and excise taxes	147,964	—	—
Net Expenses Including Taxes	$78,122,390	$61,992,164	$5,602,576

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the years ended December 31, 2024, 2023 and 2022 was $65.5 million, $55.7 million, and $5.5 million, respectively. The increase in interest expense was primarily driven by greater borrowings under our credit facility as the Fund continues to grow the portfolio. The average principal balance outstanding increased from $621.3 million for the year ended December 31, 2023 to $758.6 million for the year ended December 31, 2024. The average principal balance outstanding increased from $138.9 million for the year ended December 31, 2022 to $621.3 million for the year ended December 31, 2023.

Management Fees

For the years ended December 31, 2024 and 2023 management fees were $8.9 million, and $4.5 million, respectively. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month. Prior to June 9, 2023, the Fund did not incur a management fee.

Other Expenses

For the years ended December 31, 2024, 2023 and 2022, total other expenses were $4.2 million, $2.4 million and $0.1 million, respectively. Total other expenses over the periods were primarily driven by an increase in administration fees and professional fees driven by the larger portfolio and associated costs with managing the Fund.

Income Taxes, Including Excise Taxes

The Fund has elected to be treated, and intends to qualify annually as, a RIC as defined under Subchapter M of the Internal Revenue Code. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax. To qualify for tax treatment as a RIC, the Fund must, among other things, distribute to its Unit Holders in each taxable year generally at least 90% of the sum of its investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund, among other things, intends to make the requisite distributions to its Unit Holders, which generally relieves it from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Fund determines that its estimated current year annual required distributable amount of income will be in excess of estimated current year dividend distributions from such income, the Fund will accrue excise tax on estimated excess taxable income.

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Fund’s consolidated financial statements.

As of December 31, 2024 and 2023, respectively, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of $0.9 million and $0 which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the year ended December 31, 2024, the Fund, through wholly-owned subsidiaries recognized a total provision for taxes of $0.9 million, which was comprised of provision for taxes related to income of $0.1 million, provision for taxes related to realized gain on investments of $0.2 million, and provision for deferred tax expense related to unrealized gains on investments of $0.5 million. The Fund did not incur an excise tax for the year ended December 31, 2024. For the year ended December 31, 2023, the Fund did not recognize any provisions for taxes, including excise taxes. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

Net Realized Gain (Loss)

Realized gain (loss) was comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Net realized gain (loss) on non-controlled / non-affiliate investments	$327,060	$804,231	$—
Net realized gain (loss) on foreign currency transactions	(904)	—	—
Benefit (provision) for taxes on realized gain on investments	(237,455)	—	—
Net Realized Gain (Loss)	$88,701	$804,231	$—

For the year ended December 31, 2024, the Fund generated $0.3 million of net realized gain on investments, primarily from the sale of two investments. The Fund’s realized gains were partially offset by a tax on capital gains, incurred due to the realization of certain investments that were held in a wholly-owned subsidiary that is treated as a corporation for tax purposes. For the year ended December 31, 2023, the Fund generated net realized gain on investments of $0.8 million from the sale of two investments. For the year ended December 31, 2022, the Fund did not generate any realized gain (loss) on investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(14,465,080)	$9,489,236	$(1,264,979)
Benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(534,299)	—	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(46)	—	—
Net change in unrealized appreciation (depreciation)	$(14,999,425)	$9,489,236	$(1,264,979)

For the year ended December 31, 2024, unrealized losses on our debt investments grew primarily due to a markdown of one of our portfolio companies. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further reduced the net change in unrealized depreciation for the year. For the year ended December 31, 2023, the fair value of our debt investments increased due to spread tightening in the credit market and the financial performance of our portfolio companies, offset by isolated deterioration in the credit performance of a small number of portfolio companies. For the year ended December 31, 2022, the fair value of our debt investments decreased primarily driven by spread widening in the credit markets.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of its continuous offering of Units, proceeds from net borrowings on its credit facilities, income earned and repayments on principal on its debt investments. The primary uses of the Fund’s cash is for (i) originating and purchasing debt and other investments, (ii) funding the costs of the Fund’s operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of the Fund’s borrowings, (iv) cash distributions to the holders of the Fund’s units and (v) funding repurchases under the Fund’s unit repurchase program.

As of December 31, 2024 and 2023, the Fund had one asset-based leverage facility.

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

The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2024 and 2023, the Fund had an aggregate amount of $868.4 million and $743.0 million of debt outstanding and the Fund’s asset coverage ratio was 187% and 191%, respectively.

Cash as of December 31, 2024, taken together with the Fund’s $131.6 million of available capacity under the Fund’s credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for the Fund's investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

Although the Fund has attractive financing arrangements, any disruption in the financial markets or any other negative economic development could restrict its access to incremental financing in the future. The Fund may not be able to find new financing for future investments or liquidity needs and, even if the Fund is able to obtain such financing, such financing may not be on as favorable terms as the Fund could have obtained previously. These factors may limit the Fund’s ability to make new investments and adversely impact its results of operations.

As of December 31, 2024, the Fund had $33.8 million in cash and $3.2 million in short-term liquid investments. During the year ended December 31, 2024, cash used in operating activities was $123.4 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $111.1 million during the period, primarily as a result of capital called from investors and net borrowings, which were offset by distributions to investors.

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

Equity

Prior to the BDC Conversion, the Fund operated as a private limited partnership. As a private limited partnership, the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as Limited Partners. An affiliate of the Fund, FIAM Institutional Funds Manager, LLC (“FIAMIFM”), served as the general partner of the Fund and had a capital commitment of $10,000 which was fully funded prior to the BDC Conversion. In connection with the BDC Conversion, existing investors were admitted as members of the Fund. Capital Commitments of investors pursuant to subscription agreements entered into prior to the BDC Conversion continue to be outstanding capital commitments to the Fund. Existing capital accounts of Limited Partners were converted to corresponding Units of the Fund. Following the BDC Conversion, the Fund continues to enter into separate subscription agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each subscriber makes a Capital Commitment to purchase Units of the Fund pursuant to the subscription agreement. Subscribers are required to make Capital Contributions to purchase Units of the Fund each time the Fund delivers a drawdown notice. Capital Commitments will generally be drawn from investors by the Fund as needed, upon 10 Business Days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion.

Effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act) who has committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units.

Additionally, the Fund expects that it will commence drawdowns of Capital Commitments from subscribers who make a Capital Commitment to the Fund on or after March 1, 2025 only after the Fund has drawn down 90% of the Capital Commitments of each subscriber admitted prior to March 1, 2025. The Fund expects that it will draw down Capital Commitments pro rata in accordance with each subscriber’s unfunded Capital Commitment. The Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however the Fund may draw down additional Capital Commitments as necessary in its sole discretion.

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of December 31, 2024 and 2023.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

The following table summarizes total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
October 28, 2024	2,487,562	25,000,000
November 19, 2024	2,786,070	28,000,000
Total capital drawdowns	8,776,551	$88,000,000

For the Year Ended December 31, 2023
January 11, 2023	—*	$36,100,014
January 23, 2023	—*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
July 6, 2023	499,500	5,000,000
August 30, 2023	995,025	10,000,000
October 30, 2023	985,222	10,000,000
Total capital drawdowns	8,539,945	$151,101,022

For the Year Ended December 31, 2022
February 23, 2022	—*	$17,695,007
February 25, 2022	—*	18,462,999
March 11, 2022	—*	3,598,988
March 23, 2022	—*	5,005
March 29, 2022	—*	564,994
April 13, 2022	—*	11,363,002
April 27, 2022	—*	30,038,989
May 2, 2022	—*	11,393,991
May 3, 2022	—*	27,777,990
May 5, 2022	—*	999,986
June 17, 2022	—*	17,111,003
August 17, 2022	—*	7,000,008
August 19, 2022	—*	27,891,012
August 29, 2022	—*	19,495,002
November 14, 2022	—*	72,000,012
December 7, 2022	—*	35,000,009
December 20, 2022	—*	47,000,010
December 27, 2022	—*	60,000,009
Total capital drawdowns	—*	$407,398,016

*Capital investment occurred prior to unitization of the Fund. These capital investments were included in the amount converted to units on January 31, 2023.

Distributions

The following tables summarize distributions declared for the years ended December 31, 2024, 2023 and 2022:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
October 2024	0.12	8,410,556	3,774,843
November 2024	0.11	8,317,477	3,834,646
December 2024	0.53	40,168,766	19,117,156
	$1.65	$118,342,863	$49,277,095

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,203	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
June 2023	—		—	—
July 2023	0.05		3,152,702	2,920,181
August 2023	0.11		7,221,550	2,320,830
September 2023	0.11		7,296,972	2,387,948
October 2023	0.14		8,879,552	2,927,901
November 2023	0.10		6,476,842	2,175,410
December 2023	0.30		19,608,732	6,660,544
	$1.29		$85,027,749	$51,168,034

*Capital distribution occurred prior to unitization of the Fund.

Month	General Partner Distributions	Reinvestment of General Partner Distributions	Limited Partner Distributions	Reinvestment of Limited Partner Distributions
January 2022	$21	$21	$541,381	$541,381
February 2022	19	19	493,688	493,688
March 2022	45	45	1,134,986	1,134,986
April 2022	32	32	812,781	812,781
May 2022	51	51	1,289,559	1,289,559
June 2022	54	54	1,373,039	1,373,039
July 2022	70	70	1,786,611	1,786,611
August 2022	70	70	1,779,827	1,779,827
September 2022	61	61	1,561,595	1,561,595
October 2022	118	118	3,004,873	3,004,873
November 2022	113	113	64,889,105	2,889,111
December 2022	196	196	4,978,418	4,978,418
	$850	$850	$83,645,863	$21,645,869

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

The following table summarizes the Unit repurchases completed during the year ended December 31, 2024:

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

During the years ended December 31, 2023 and 2022, there were no repurchases of Units.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2024 and 2023, was $758.6 million and 7.79% and $621.3 million and 7.81%, respectively.

Our outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility (1)	$1,000,000,000	$868,361,752	$868,361,752
Total	$1,000,000,000	$868,361,752	$868,361,752

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in U.S. dollars (“USD”) or certain other currencies. As of December 31, 2024, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of December 31, 2024 and 2023, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $233.0 million and $246.5 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of December 31, 2024, management is not aware of any pending or threatened material litigation.

Related-Party Transactions

The Fund has entered into a number of business relationships with affiliated or related parties, including the following:

•
Advisory Agreement;
•
Administration Agreement;

•
Transfer Agent Agreement;
•
Expense Limitation Agreement;
•
Administrative Agent Expense Allocation Agreement;
•
Affiliated investments;
•
Affiliated Unit Holder Investments; and
•
Placement Agent Agreement

In addition to the aforementioned agreements, the Fund, the Adviser, and certain of the Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10. Subsequent Events” for a summary of recent developments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Fund is subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

The Fund has invested, and plans to continue to invest, primarily in illiquid debt securities of private companies. Most of the Fund’s investments will not have a readily available market price, and the Fund values these investments at fair value as determined in good faith by the Adviser, based on, among other things, input from independent third-party valuation firms engaged to review the Fund’s investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund is required to liquidate a portfolio investment in a forced or liquidation sale, the Fund could realize significantly less than the value at which the Fund has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the Fund’s investments to be different than the unrealized appreciation (depreciation) reflected in the valuations currently recorded.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. The Fund intends to fund portions of its investments with borrowings, and at such time, its net investment income will be affected by the difference between the rate at which the Fund invests and the rate at which the Fund borrows. Accordingly, the Fund cannot assure Unit Holders that a significant change in market interest rates will not have a material adverse effect on its net investment income.

As of December 31, 2024, 100% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$47,988,444	$26,050,853	$21,937,591
Up 200 basis points	31,992,296	17,367,235	14,625,061
Up 100 basis points	15,996,148	8,683,618	7,312,530
Down 100 basis points	(15,996,148)	(8,683,618)	(7,312,530)
Down 200 basis points	(31,992,296)	(17,367,235)	(14,625,061)
Down 300 basis points	(47,988,444)	(26,050,853)	(21,937,591)

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Trustees of Fidelity Private Credit Company LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidelity Private Credit Company LLC (the “Fund”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, borrowers, and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 19, 2025

We have served as the Fund’s auditor since 2022.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,590,134,722 and $1,371,453,021, at December 31, 2024 and December 31, 2023, respectively)	$1,583,881,521	$1,379,664,900
Cash	33,804,984	46,194,052
Foreign cash (cost $14,073 and $0 at December 31, 2024 and December 31, 2023, respectively)	13,914	—
Deferred financing costs	6,507,716	7,352,890
Receivables from sales and paydowns of investments	3,099,283	—
Interest receivable	14,127,573	9,137,528
Prepaid expenses and other assets	146,324	73,097
Total Assets	$1,641,581,315	$1,442,422,467
Liabilities
Debt	868,361,752	743,000,000
Due to custodian	155,575	1,087,223
Payable for purchases of securities	319,262	130,378
Distribution payable	—	5,881,549
Interest payable	14,820,731	15,890,115
Management fee payable	797,625	699,223
Due to affiliates, net	188,679	139,974
Other accounts payable and accrued liabilities	1,391,913	502,237
Total Liabilities	$886,035,537	$767,330,699
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	763,124,223	666,533,716
Total distributable earnings (loss)	(7,578,445)	8,558,052
Total Net Assets	$755,545,778	$675,091,768
Total Liabilities and Net Assets	$1,641,581,315	$1,442,422,467
Net Asset Value per unit (78,091,599 and 66,969,593 units issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	$9.68	$10.08

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Investment Income
From non-controlled / non-affiliate investments
Interest income	$178,460,495	$146,028,443	$26,891,147
Dividend income	1,037,274	74,281	—
Other income	1,162,810	779,285	—
From non-controlled / affiliate investments
Dividend income	—	96,090	—
Total Investment Income	180,660,579	146,978,099	26,891,147
Expenses
Interest expense	65,529,121	55,697,195	5,465,081
Management fees	8,884,812	4,548,517	—
Administration fees	1,776,996	934,215	34,217
Custodian fees	2,744	2,019	266
Board of Directors’ fees	282,149	161,347	—
Professional fees	1,481,383	723,734	98,734
Other general and administrative expenses	668,488	621,532	4,278
Total Expenses Before Reductions	78,625,693	62,688,559	5,602,576
Expense support	(651,267)	(696,395)	—
Net Expenses	77,974,426	61,992,164	5,602,576
Net Investment Income (Loss) Before Taxes	102,686,153	84,985,935	21,288,571
Provision for income and excise taxes	147,964	—	—
Net Investment Income (Loss) After Taxes	102,538,189	84,985,935	21,288,571
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	327,060	804,231	—
Net realized gain (loss) on foreign currency transactions	(904)	—	—
Benefit (provision) for taxes on realized gain on investments	(237,455)	—	—
Net realized gain (loss)	88,701	804,231	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(14,465,080)	9,489,236	(1,264,979)
Benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(534,299)	—	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(46)	—	—
Net change in unrealized appreciation (depreciation)	(14,999,425)	9,489,236	(1,264,979)
Net Realized and Change in Unrealized Gains (Losses)	(14,910,724)	10,293,467	(1,264,979)
Net Increase (Decrease) in Net Assets Resulting from Operations	$87,627,465	$95,279,402	$20,023,592

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,
	2024	2023	2022
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$102,538,189	$84,985,935	$21,288,571
Net realized gain (loss)	88,701	804,231	—
Net change in unrealized appreciation (depreciation)	(14,999,425)	9,489,236	(1,264,979)
Net Increase (Decrease) in Net Assets Resulting from Operations	87,627,465	95,279,402	20,023,592
Capital Activity
Capital contributions	88,000,000	151,101,022	407,398,016
Distributions to Unit Holders	(105,369,381)	(85,027,749)	(83,646,713)
Distributions to Unit Holders from tax return of capital	(12,973,482)	—	—
Capital units repurchased	(26,107,687)	—	—
Reinvestment of distributions	49,277,095	51,168,034	21,646,719
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	(7,173,455)	117,241,307	345,398,022
Total Increase (Decrease) in Net Assets	80,454,010	212,520,709	365,421,614
Net assets, beginning of period	675,091,768	462,571,059	97,149,445
Net Assets, End of Period	$755,545,778	$675,091,768	$462,571,059
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$87,627,465	$95,279,402	$20,023,592
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(578,944,193)	(675,605,753)	(644,177,284)
Proceeds from sales of investments and principal repayments	363,628,397	62,264,593	2,315,913
Net proceeds (payments) from sales (purchases) of short-term securities	10,583,485	(13,807,906)	—
Net realized (gain) loss on investments	(327,060)	(804,231)	—
Net realized (gain) loss on foreign currency transactions	904	—	—
Net change in unrealized (appreciation) depreciation on investments	14,465,080	(9,489,236)	1,264,979
Net change in unrealized (appreciation) depreciation on foreign currency translation	46	—	—
Payment-in-kind interest capitalized	(2,146,720)	—	—
Net accretion of discount and amortization of premium	(11,475,610)	(4,480,937)	(955,066)
Amortization of deferred financing costs	2,089,827	2,027,059	403,073
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(3,099,283)	112,421	(112,421)
(Increase) decrease in interest receivable	(4,990,045)	(4,189,186)	(4,689,333)
(Increase) decrease in prepaid expenses and other assets	(73,227)	(73,097)	—
Increase (decrease) in due to custodian	(931,648)	1,087,223	—
Increase (decrease) in payable for purchases of securities	188,884	130,378	—
Increase (decrease) in interest payable	(1,069,384)	11,927,221	3,962,894
Increase (decrease) in management fee payable	98,402	699,223	—
Increase (decrease) in due to affiliates, net	48,705	135,813	3,494
Increase (decrease) in other accounts payable and accrued liabilities	889,676	477,446	16,894
Net Cash Provided by (Used in) Operating Activities	(123,436,299)	(534,309,567)	(621,943,265)
Cash Flows from Financing Activities:
Payment of financing costs	(1,244,653)	(4,599,022)	(5,184,000)
Capital contributions	88,000,000	151,101,022	407,398,016
Repurchased units	(26,107,687)	—	—
Capital distributions	(74,947,317)	(27,978,166)	(61,999,994)
Proceeds from borrowings	125,370,806	422,000,000	423,846,018
Repayment of borrowings	—	(62,846,018)	(40,000,000)
Net Cash Provided by (Used in) Financing Activities	111,071,149	477,677,816	724,060,040
Net change in cash	(12,365,150)	(56,631,751)	102,116,775
Effect of foreign currency exchange rates changes on cash	(10,004)	—	—
Cash and Foreign cash, beginning of the period	46,194,052	102,825,803	709,028
Cash and Foreign Cash, End of the Period	$33,818,898	$46,194,052	$102,825,803
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$49,277,095	$51,168,034	$21,646,719
Reinvestment of distributions	$(49,277,095)	$(51,168,034)	$(21,646,719)
Non-cash purchases of payment-in-kind securities	$2,146,720	$—	$—
Non-cash interest income from payment-in-kind securities	$(2,146,720)	$—	$—
Cash paid for interest expense	$64,508,678	$41,742,915	$1,099,115

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	9.63%	5/3/2029	8,247,847	$8,052,292	$8,198,360
Cadence - Southwick, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.62%	5/3/2028	1,917,917	1,840,009	1,892,657
								9,892,301	10,091,017	1.34%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(m)	Term Loan	SOFR	+	5.50%	10.02%	11/27/2030	159,353	156,991	156,963
Dynamic Connections, Ltd (i)(l)(m)(p)	Term Loan	CORRA	+	5.50%	9.30%	11/27/2030	520,554	365,698	356,705
Dynamic Connections, Ltd (f)(i)(m)	Delayed Draw Term Loan		-		-	11/27/2030	-	(5,117)	(5,196)
Dynamic Connections, Ltd (f)(i)(m)	Revolving Credit Facility		-		-	11/27/2030	-	(1,705)	(1,732)
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR	+	4.75%	9.21%	11/23/2028	15,249,000	14,857,941	15,249,000
R1 Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.25%	10.84%	12/29/2028	21,692,300	21,210,147	21,692,300
R1 Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	10.84%	12/29/2028	2,474,590	2,439,041	2,474,590
R1 Holdings, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	10.84%	12/29/2028	1,235,294	1,124,353	1,235,294
								40,147,349	41,157,924	5.45%
Application Software
ACP Avenu Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.84%	10/2/2029	18,562,500	18,131,364	18,376,875
ACP Avenu Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.85%	10/2/2029	1,454,196	1,310,323	1,388,839
ACP Avenu Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.84%	10/2/2029	1,920,066	1,845,960	1,900,865
ACP Falcon Buyer, Inc. (i)(l)	Term Loan	SOFR	+	5.50%	10.09%	8/1/2029	23,538,681	22,957,546	23,538,681
ACP Falcon Buyer, Inc. (f)(i)	Revolving Credit Facility		-		-	8/1/2029	-	(149,961)	-
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	9.63%	12/9/2029	31,393,256	30,650,347	31,393,256
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)	Revolving Credit Facility		-		-	12/9/2028	-	(67,432)	-
Cytracom, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.36%	6/28/2027	3,426,966	3,397,681	3,396,124
Cytracom, LLC (f)(i)	Delayed Draw Term Loan		-		-	6/28/2027	-	(4,219)	(4,045)
Cytracom, LLC (f)(i)	Revolving Credit Facility		-		-	6/28/2027	-	(4,684)	(5,056)
Finastra USA Inc (f)(i)(m)	Revolving Credit Facility	SOFR	+	7.25%	11.65%	9/13/2029	4,851,990	4,727,462	4,851,990
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR	+	6.50% (3.62% PIK)	10.85%	3/1/2028	20,499,211	20,232,423	20,396,715
Lightspeed Solutions, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	6.50% (3.62% PIK)	10.85%	3/1/2028	1,352,034	1,350,506	1,345,274
Prism Parent Co Inc. (f)(j)	Delayed Draw Term Loan	SOFR	+	5.00%	9.34%	9/16/2028	1,488,889	1,465,654	1,488,889
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.00%	9.37%	9/16/2028	31,122,518	30,691,280	31,122,518

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Routeware, Inc (i)(l)	Term Loan	SOFR	+	5.25%	9.60%	9/18/2031	9,545,455	$9,452,714	$9,450,000
Routeware, Inc (f)(i)	Delayed Draw Term Loan		-		-	9/18/2031	-	(21,273)	(22,159)
Routeware, Inc (f)(i)	Revolving Credit Facility		-		-	9/18/2031	-	(9,819)	(10,227)
								145,955,872	148,608,539	19.68%
Automotive Parts & Equipment
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR	+	5.25% (2.75% PIK)	9.91%	8/31/2028	25,641,875	25,276,369	19,641,676
Arrowhead Holdco Company (j)(l)	Delayed Draw Term Loan	SOFR	+	5.25% (2.75% PIK)	9.91%	8/31/2028	2,341,724	2,341,724	1,793,761
								27,618,093	21,435,437	2.84%
Commodity Chemicals
Soteria Flexibles Corporation (f)(i)	Delayed Draw Term Loan		-		-	8/15/2029	-	(70,714)	-
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR	+	5.50%	9.83%	8/15/2029	15,265,202	14,950,057	15,097,285
Soteria Flexibles Corporation (f)(i)	Revolving Credit Facility		-		-	8/15/2029	-	(114,428)	(64,981)
								14,764,915	15,032,304	1.99%
Copper
Copperweld Group, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	10.59%	3/31/2026	37,741,381	37,072,457	37,514,933
Copperweld Group, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	10.33%	3/31/2026	2,876,481	2,791,414	2,846,024
								39,863,871	40,360,957	5.35%
Data Processing & Outsourced Services
VRC Companies LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.27%	6/29/2027	34,297,127	34,003,700	34,125,641
								34,003,700	34,125,641	4.52%
Diversified Financial Services
CUB Financing Intermediate, LLC (k)(l)	Term Loan	SOFR	+	4.75%	9.08%	6/28/2030	5,126,042	5,077,892	5,126,042
CUB Financing Intermediate, LLC (f)(k)	Delayed Draw Term Loan		-		-	6/28/2030	-	(10,877)	-
STG Distribution, LLC (h)(l)(m)	Term Loan	SOFR	+	8.35%	12.87%	10/3/2029	16,876,603	15,969,850	16,775,343
								21,036,865	21,901,385	2.90%
Diversified Support Services
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.50%	10.01%	6/1/2027	15,578,500	15,331,019	14,737,261
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.50%	10.01%	6/1/2027	14,732,284	14,729,194	13,936,740
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	10.26%	6/1/2027	19,219,292	18,861,937	18,277,547
EverSmith Brands Intermediate Holding Company (i)(l)	Term Loan	SOFR	+	5.00%	9.36%	6/17/2030	526,765	519,394	495,159
EverSmith Brands Intermediate Holding Company (f)(i)	Delayed Draw Term Loan		-		-	6/17/2030	-	(2,516)	(19,301)
EverSmith Brands Intermediate Holding Company (f)(i)	Revolving Credit Facility		-		-	6/17/2030	-	(1,408)	(6,176)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Identiti Resources LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.57%	11/1/2029	12,468,134	$12,285,954	$12,281,112
Identiti Resources LLC (f)(i)	Delayed Draw Term Loan		-		-	11/1/2029	-	(74,020)	(76,477)
Identiti Resources LLC (f)(i)	Revolving Credit Facility		-		-	11/1/2029	-	(33,632)	(34,762)
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	6.25%	10.73%	12/30/2025	33,354,800	33,115,063	32,421,603
MRI Acquisitions, Inc (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	10.73%	12/30/2025	666,667	650,289	596,667
National Power, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.36%	10/31/2029	1,375,801	1,362,406	1,362,043
National Power, LLC (f)(i)	Delayed Draw Term Loan		-		-	10/31/2029	-	(7,227)	(7,472)
National Power, LLC (f)(i)	Revolving Credit Facility		-		-	10/31/2029	-	(3,612)	(3,736)
Perimeter Solutions Group, LLC (i)(l)	Term Loan	SOFR	+	4.50%	8.83%	10/2/2030	12,067,039	11,920,905	11,886,034
Perimeter Solutions Group, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	4.50%	8.83%	10/2/2030	1,820,633	1,785,149	1,773,631
Perimeter Solutions Group, LLC (f)(i)	Revolving Credit Facility		-		-	10/2/2030	-	(44,991)	(56,250)
								110,393,904	107,563,623	14.24%
Electronic Components
AEP Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.17%	10/5/2027	24,494,992	24,009,944	22,265,948
AEP Passion Intermediate Holdings, Inc. (i)	Delayed Draw Term Loan	SOFR	+	6.50%	11.17%	10/5/2027	1,356,240	1,331,289	1,232,822
AEP Passion Intermediate Holdings, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	4.60%	9.27%	10/5/2027	1,198,723	1,166,845	1,043,026
EDS Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.08%	1/10/2029	907,990	892,073	907,990
EDS Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	1/10/2029	-	(1,441)	-
								27,398,710	25,449,786	3.37%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.81%	11/4/2030	23,359,808	23,016,177	23,009,411
Principal Lighting Group Holdings, LLC (f)(i)	Revolving Credit Facility		-		-	11/4/2030	-	(45,398)	(46,595)
								22,970,779	22,962,816	3.04%
Environmental & Facilities Services
Dragonfly Pond Works (i)	Term Loan	SOFR	+	5.25%	9.58%	8/16/2030	2,985,516	2,942,812	2,973,574
Dragonfly Pond Works (f)(i)	Delayed Draw Term Loan		-		-	8/16/2030	-	(24,653)	-
Dragonfly Pond Works (f)(i)	Revolving Credit Facility		-		-	8/16/2030	-	(12,318)	(3,501)
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR	+	5.50%	9.83%	9/30/2029	2,003,906	1,975,023	1,977,855
Erosion Intermediate Holdings LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.50%	9.84%	9/30/2029	803,571	746,245	751,339
Erosion Intermediate Holdings LLC (f)(i)	Revolving Credit Facility		-		-	9/30/2029	-	(19,093)	(17,411)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Pave America Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	11.23%	2/7/2028	39,744,347	$38,919,160	$39,466,136
Pave America Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.75%	11.23%	2/7/2028	5,692,211	5,571,339	5,652,366
Pave America Interco, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.75%	11.23%	2/7/2028	2,591,080	2,516,585	2,564,698
Pave America Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	11.23%	2/7/2028	995,000	968,587	988,035
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	5.00%	9.55%	12/1/2028	23,874,058	23,359,470	23,874,058
Ruppert Landscape, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	5.00%	9.51%	12/1/2028	6,232,696	6,072,188	6,232,696
Ruppert Landscape, LLC (f)(j)	Revolving Credit Facility		-		-	12/1/2028	-	(88,556)	-
								82,926,789	84,459,845	11.17%
Health Care Facilities
Infusion Services Management, LLC (i)(l)	Term Loan	SOFR	+	6.50%	10.83%	7/7/2028	18,805,258	18,373,981	18,805,258
Infusion Services Management, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.50%	10.83%	7/7/2028	6,229,744	6,115,164	6,229,744
Infusion Services Management, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.50%	10.87%	7/7/2028	1,401,157	1,344,047	1,401,157
Infusion Services Management, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.26%	7/7/2028	4,802,778	4,716,511	4,764,356
								30,549,703	31,200,515	4.13%
Health Care Services
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	5.25%	9.84%	7/2/2031	20,245,792	19,953,535	20,205,300
AB Centers Acquisition Corporation (f)(j)	Delayed Draw Term Loan	SOFR	+	5.25%	9.78%	7/2/2031	252,382	223,950	251,877
AB Centers Acquisition Corporation (f)(j)	Revolving Credit Facility		-		-	7/2/2031	-	(27,586)	(3,681)
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	5.25%	9.61%	7/2/2031	1,000,000	995,090	998,000
BeBright MSO, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.26%	6/3/2030	9,614,450	9,525,087	9,595,221
BeBright MSO, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.75%	10.34%	6/3/2030	7,269,684	7,198,748	7,254,256
BeBright MSO, LLC (f)(i)	Revolving Credit Facility		-		-	6/3/2030	-	(17,494)	(3,865)
CareRing Health, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	10.57%	5/4/2028	6,566,367	6,550,042	6,316,845
CareRing Health, LLC (j)(l)	Term Loan	SOFR	+	6.00%	10.51%	5/4/2028	28,241,379	27,813,840	27,168,207
DPT Management, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.63%	12/18/2027	1,800,000	1,782,197	1,782,000
DPT Management, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/18/2027	-	(4,115)	(4,167)
DPT Management, LLC (f)(i)	Revolving Credit Facility		-		-	12/18/2027	-	(2,469)	(2,500)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.74%	1/3/2029	38,027,663	37,325,000	38,027,663
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.74%	1/3/2029	8,954,545	8,790,166	8,954,545
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)	Revolving Credit Facility		-		-	1/3/2029	-	(45,956)	-
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Future Care Associates LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.71%	12/30/2028	29,400,000	$28,849,767	$29,047,200
Future Care Associates LLC (i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.71%	12/30/2028	24,715,000	24,265,598	24,418,420
Future Care Associates LLC (f)(i)	Revolving Credit Facility		-		-	12/30/2028	-	(85,035)	(60,000)
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.58%	12/16/2028	6,615,000	6,468,536	6,615,000
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	9.58%	12/16/2028	24,562,500	24,025,652	24,562,500
Houseworks Holdings, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.56%	12/16/2028	698,770	583,429	698,770
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.58%	12/16/2028	43,632,665	42,621,985	43,632,665
NE Ortho Management Services, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/13/2030	-	(48,062)	(48,465)
NE Ortho Management Services, LLC (f)(i)	Revolving Credit Facility		-		-	12/13/2030	-	(12,014)	(12,116)
NE Ortho Management Services, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.40%	12/13/2030	5,250,404	5,172,150	5,171,648
NE Ortho Management Services, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/13/2030	-	(18,023)	(18,174)
The Smilist DSO, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.33%	4/4/2029	21,141,884	20,720,720	21,141,884
The Smilist DSO, LLC (f)(i)	Revolving Credit Facility		-		-	4/4/2029	-	(22,085)	-
The Smilist DSO, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	4/4/2029	3,944,681	3,861,547	3,944,681
The Smilist DSO, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	4/4/2029	5,715,774	5,603,019	5,715,774
The Smilist DSO, LLC (f)(i)	Delayed Draw Term Loan		-		-	4/4/2029	-	(4,984)	(5,000)
Tiger Healthcare Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	2/27/2030	74,397	72,444	73,801
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.33%	2/27/2030	2,481,250	2,431,148	2,461,400
Tiger Healthcare Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	2/27/2030	-	(43,665)	(18,000)
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.21%	12/12/2028	33,697,300	33,205,777	33,697,300
VIP Medical US Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.75%	10.21%	12/12/2028	5,500,000	5,397,701	5,500,000
VIP Medical US Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.75%	10.21%	12/12/2028	8,067,500	7,932,181	8,067,500
								331,037,821	335,126,489	44.36%
Health Care Supplies
C2DX, Inc (i)(l)	Term Loan	SOFR	+	5.25%	9.76%	3/19/2030	521,483	514,425	521,483
C2DX, Inc (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.76%	3/19/2030	15,254	13,474	15,254
C2DX, Inc (f)(i)	Delayed Draw Term Loan		-		-	3/19/2030	-	(4,439)	-
								523,460	536,737	0.07%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Technology
Alegeus Technologies Holdings Corp (i)(l)	Term Loan	SOFR	+	6.75%	11.30%	11/5/2029	27,363,876	$26,695,038	$26,679,779
Benefit Plan Administrators Of Eau Claire, LLC (j)(l)	Term Loan	SOFR	+	4.75%	9.30%	11/1/2030	7,258,065	7,169,212	7,167,339
Benefit Plan Administrators Of Eau Claire, LLC (f)(j)	Revolving Credit Facility		-		-	11/1/2030	-	(14,707)	(15,121)
Benefit Plan Administrators Of Eau Claire, LLC (f)(j)	Delayed Draw Term Loan		-		-	11/1/2030	-	(24,507)	(25,202)
Harmony Hit US Holdings Inc (i)(l)	Term Loan	SOFR	+	5.00%	9.53%	12/3/2030	17,863,020	17,641,903	17,639,733
Harmony Hit US Holdings Inc (f)(i)	Delayed Draw Term Loan		-		-	12/3/2030	-	(22,200)	(22,486)
Harmony Hit US Holdings Inc (f)(i)	Revolving Credit Facility		-		-	12/3/2030	-	(37,324)	(37,810)
RxStrategies, Inc (i)(l)	Term Loan	SOFR	+	5.25%	9.84%	8/12/2030	20,797,236	20,500,055	20,610,060
RxStrategies, Inc (f)(i)	Revolving Credit Facility		-		-	8/12/2030	-	(52,708)	(33,750)
								71,854,762	71,962,542	9.53%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (i)(l)	Term Loan	SOFR	+	5.50%	9.82%	12/13/2027	48,500,000	48,114,765	48,500,000
Astro Acquisition LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.50%	10.01%	12/13/2027	3,250,000	3,250,000	3,250,000
Double E Company, LLC (i)(l)	Term Loan	SOFR	+	6.75% (2.75% PIK)	11.25%	6/21/2028	15,904,645	15,776,731	14,345,989
Double E Company, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.75%	11.25%	6/21/2028	2,176,211	2,176,211	1,943,084
Endurance PT Technology Buyer Corporation (i)(l)	Term Loan	SOFR	+	5.50%	9.86%	2/28/2030	4,224,389	4,148,653	4,224,389
Endurance PT Technology Buyer Corporation (f)(i)	Revolving Credit Facility		-		-	2/28/2030	-	(53,192)	-
Endurance PT Technology Buyer Corporation (i)(l)	Term Loan	SOFR	+	5.25%	9.61%	2/28/2030	995,000	978,766	992,015
LA-CO Industries, Inc (i)(l)	Term Loan	SOFR	+	5.00%	9.33%	7/2/2030	9,121,625	8,993,295	9,021,288
LA-CO Industries, Inc (f)(i)	Revolving Credit Facility		-		-	7/2/2030	-	(10,476)	(8,365)
Lake Air Products, LLC (i)(l)	Term Loan	SOFR	+	7.00%	11.48%	1/9/2029	36,066,085	35,390,533	36,066,085
Lake Air Products, LLC (f)(i)	Revolving Credit Facility		-		-	1/9/2029	-	(101,773)	-
Lamons Manufacturing And Service Company (i)(m)	Term Loan	SOFR	+	6.50%	10.97%	12/20/2025	990,000	978,080	969,210
MoboTrex, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.58%	6/7/2030	542,727	532,625	531,873
MoboTrex, LLC (i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.58%	6/7/2030	314,685	308,917	308,391
MoboTrex, LLC (f)(i)	Revolving Credit Facility		-		-	6/7/2030	-	(5,348)	(5,669)
MoboTrex, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.58%	6/7/2030	819,375	803,001	802,987
								121,280,788	120,941,277	16.01%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Insurance Brokers
Alera Group, Inc. (j)(l)	Term Loan	SOFR	+	5.25%	9.61%	9/30/2028	4,887,500	$4,819,492	$4,887,500
Alera Group, Inc. (j)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	9.61%	9/30/2028	9,804,375	9,671,135	9,804,375
								14,490,627	14,691,875	1.95%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(j)	Revolving Credit Facility		-		-	11/6/2029	-	(120,495)	-
WCI-BXC Purchaser, LLC (j)(l)	Term Loan	SOFR	+	6.25%	10.78%	11/6/2030	23,221,435	22,706,819	23,221,435
								22,586,324	23,221,435	3.07%
Office Services & Supplies
MSE Supplies, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.51%	8/14/2030	5,754,808	5,658,828	5,697,260
MSE Supplies, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.33%	8/14/2030	144,231	120,533	129,808
								5,779,361	5,827,068	0.77%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.33%	10/18/2029	968,742	948,140	947,430
CCI Prime, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	10/18/2029	343,558	334,836	334,110
CCI Prime, LLC (f)(i)	Revolving Credit Facility		-		-	10/18/2029	-	(70,299)	(77,000)
Midas Foods International LLC (i)	Term Loan	SOFR	+	6.25%	10.61%	4/30/2029	326,230	320,379	321,010
Midas Foods International LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.25%	10.61%	4/30/2029	426,229	417,631	418,360
Midas Foods International LLC (f)(i)	Revolving Credit Facility		-		-	4/30/2029	-	(2,847)	(2,623)
Sabrosura Foods, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.33%	8/22/2029	33,110,799	32,642,276	32,514,805
Sabrosura Foods, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.00%	9.52%	8/22/2029	156,377	124,130	108,291
Sabrosura Foods, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.52%	8/22/2029	2,795,797	2,683,262	2,650,631
								37,397,508	37,215,014	4.92%
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.75%	11.18%	1/13/2029	32,422,500	31,814,840	32,422,500
Bron Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	1/13/2029	-	(84,847)	-
PLA Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.01%	11/22/2029	16,842,105	16,510,736	16,505,263
PLA Buyer, LLC (f)(i)	Delayed Draw Term Loan		-		-	11/22/2029	-	(20,610)	(21,053)
PLA Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	11/22/2029	-	(41,210)	(42,105)
								48,178,909	48,864,605	6.46%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR	+	7.00%	11.66%	12/21/2028	44,167,123	$42,435,625	$44,167,123
Alcami Corporation (i)(l)	Delayed Draw Term Loan	SOFR	+	7.00%	11.55%	12/21/2028	3,971,632	3,823,542	3,971,632
Alcami Corporation (f)(i)	Revolving Credit Facility	SOFR	+	7.00%	11.44%	12/21/2028	550,685	291,511	550,685
								46,550,678	48,689,440	6.45%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)	Term Loan	SOFR	+	5.00%	9.25%	7/16/2030	3,461,205	3,412,270	3,426,593
NAM Acquisition Co LLC (f)(j)	Delayed Draw Term Loan		-		-	7/16/2030	-	(6,689)	(2,410)
NAM Acquisition Co LLC (f)(j)	Revolving Credit Facility		-		-	7/16/2030	-	(6,684)	(4,819)
RPX Corporation (i)	Term Loan	SOFR	+	5.50%	10.02%	8/2/2030	9,160,714	9,030,266	9,069,107
RPX Corporation (f)(i)	Revolving Credit Facility		-		-	8/2/2030	-	(11,414)	(8,163)
								12,417,749	12,480,308	1.65%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)	Revolving Credit Facility	SOFR	+	4.25%	9.33%	12/23/2027	245,399	245,399	214,724
Refresh Buyer LLC (j)(l)	Term Loan	SOFR	+	4.25%	9.33%	12/23/2028	14,319,018	14,208,135	14,175,828
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	4.25%	9.33%	12/23/2028	2,158,896	2,158,896	2,137,307
Refresh Buyer LLC (j)(l)	Term Loan	SOFR	+	4.50%	9.58%	12/23/2028	34,330,435	33,834,991	34,124,452
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	4.50%	9.58%	12/23/2028	4,919,255	4,851,285	4,889,739
								55,298,706	55,542,050	7.36%
Specialized Consumer Services
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR	+	5.00%	9.33%	6/13/2031	16,104,607	15,952,556	15,943,561
Mustang Prospects Purchaser LLC (f)(j)	Delayed Draw Term Loan	SOFR	+	5.00%	9.51%	6/13/2031	2,062,021	2,034,843	2,033,170
Mustang Prospects Purchaser LLC (f)(j)	Revolving Credit Facility		-		-	6/13/2031	-	(21,855)	(23,683)
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.18%	12/22/2029	8,114,754	7,937,597	8,001,148
Quick Roofing Acquisition, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.75%	10.21%	12/22/2029	3,400,000	3,222,914	3,281,000
Quick Roofing Acquisition, LLC (i)	Delayed Draw Term Loan	SOFR	+	5.75%	10.37%	12/22/2029	2,970,203	2,907,215	2,928,620
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.37%	12/22/2029	494,949	487,637	488,020
Quick Roofing Acquisition, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/22/2029	-	(4,953)	(4,545)
Roofing Services Solutions LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.77%	11/27/2029	10,416,667	10,262,718	10,260,417
Roofing Services Solutions LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.60%	11/27/2029	2,333,333	2,241,194	2,239,583
Roofing Services Solutions LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.77%	11/27/2029	208,333	162,149	161,458

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
SCP WQS Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.58%	10/2/2028	4,318,085	$4,240,294	$4,309,449
SCP WQS Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.58%	10/2/2028	4,300,722	4,171,914	4,284,597
SCP WQS Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.58%	10/2/2028	783,331	722,887	776,225
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR	+	5.00%	9.33%	5/6/2029	1,895,238	1,865,501	1,883,867
Solid Ground Solutions Acquisitions Inc (f)(i)	Delayed Draw Term Loan		-		-	5/6/2029	-	(18,173)	-
Solid Ground Solutions Acquisitions Inc (f)(i)	Revolving Credit Facility		-		-	5/6/2029	-	(9,077)	(3,571)
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	10.68%	11/3/2028	15,163,852	14,946,283	13,935,580
USW Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	10.68%	11/3/2028	14,333,236	14,135,087	13,172,244
USW Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	10.68%	11/3/2028	3,030,000	2,963,431	2,625,000
								88,200,162	86,292,140	11.42%
Trading Companies & Distributors
All States AG Parts LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.59%	9/1/2026	24,496,746	24,182,716	23,614,863
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR	+	5.50%	9.96%	8/22/2028	29,074,359	28,676,996	29,074,359
Belt Power Holdings LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.50%	9.96%	8/22/2028	6,745,641	6,679,020	6,745,641
Belt Power Holdings LLC (f)(i)	Revolving Credit Facility		-		-	8/22/2028	-	(42,952)	-
								59,495,780	59,434,863	7.87%
Total First Lien Debt								1,522,615,486	1,525,175,632	201.91%
Second Lien Debt
Air Freight & Logistics
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR	+	8.00%	12.46%	11/23/2029	10,000,000	9,714,888	10,000,000
								9,714,888	10,000,000	1.32%
Diversified Financial Services
STG Distribution, LLC (h)(l)(m)	Term Loan	SOFR	+	7.50%	12.12%	9/30/2029	36,578,563	36,578,563	27,433,922
								36,578,563	27,433,922	3.63%
Total Second Lien Debt								46,293,451	37,433,922	4.95%
Equity
Air Freight & Logistics
REP RO Coinvest IV-A, L.P. (m)(o)	Equity Units						800,000	800,000	544,000
SCP 3PL Topco, LLC (m)(o)	Common Units						69	346	346
SCP 3PL Topco, LLC (m)(o)	Class B Units						7	6,580	6,580
								806,926	550,926	0.07%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Building Products
Copperweld Investor, LLC (o)	Class A Common Units				600,000	$1,500,000	$1,032,000
						1,500,000	1,032,000	0.14%
Diversified Support Services
Air Control Concepts Holdings, L.P (m)(o)	Class A-1 Units				33,715	337,148	1,197,549
Identiti Holdings LLC (o)	Class A Units				115,875	115,875	118,193
KLC Fund 1022-CI-A LP (m)(o)	Equity Interest					750,000	845,775
Perimeter Solutions Holdings, LP (m)(o)	Common Units				111,732	111,732	111,732
						1,314,755	2,273,249	0.30%
Electronic Components
APCT Parent, L.P. (o)	Class A Units				1,500	1,500,000	416,295
APCT Parent, L.P. (o)	Class C Units				76	38,419	56,622
						1,538,419	472,917	0.07%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (o)	Class A Units				131,272	131,272	143,086
Erosion Holdings, LLC (o)	Class A Units				134	133,930	125,747
						265,202	268,833	0.04%
Health Care Services
DPT Management, LLC (o)	Preferred Units				10,753	33,333	33,333
NE Ortho Holdings, LLC (o)	Class B Membership Units				57	56,540	56,540
Personal Care (ITC) Holdings, LLC (o)	Class A Units				187,961	1,879,621	2,052,534
Tiger Healthcare Holdings, LLC (o)	Class A Interest				97,500	125,000	116,025
VIP Medical Holdings, LLC (o)	Class A Units				1,000,000	10	10
VIP Medical Holdings, LLC (o)	Series A Preferred Units				1,000,000	1,000,000	1,200,000
						3,094,504	3,458,442	0.46%
Health Care Technology
RXS Enterprises LLC (o)	Preferred Units				57,423	308,494	318,125
RXS Enterprises LLC (o)	Senior Preferred Units				92,147	92,147	92,147
						400,641	410,272	0.05%
Human Resource & Employment Services
FCA Partners LLC (m)(o)	Common Units				839,085	4	8
FCA Partners LLC (m)(o)	Class A Preferred Units				839,085	839,085	520,233
						839,089	520,241	0.07%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)	Class A Common Units				1,000	$1,000,000	$266,860
Double E Equity, L.P. (m)(o)	Class A Preferred Units				18	17,500	19,464
Endurance PT Technology Holdings LLC (o)	Common Units				177	17,722	26,576
Endurance PT Technology Holdings LLC (o)	Preferred Units				159	159,499	165,488
Lake Air Products, LLC (m)(o)	Common Units				1,000,000	1,000,000	990,000
MoboTrex Ultimate Holdings, LLC (o)	Class A-2 Units				54,041	54,041	81,062
						2,248,762	1,549,450	0.20%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (m)(o)	Equity Interest					608,645	559,459
						608,645	559,459	0.07%
Office Services & Supplies
MSE Acquisitions, Inc (o)	Series A Preferred Stock				288	288,462	330,399
						288,462	330,399	0.04%
Packaged Foods & Meats
CCI Prime Holdings, LLC (o)	Series A Preferred Units				92	92,025	78,752
MFI Group Holdings LLC (o)	Class A Units				19	19,393	19,935
Sabrosura Super Holdings LLC (o)	Class A Interests				323,750	388,500	346,413
						499,918	445,100	0.06%
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (o)	Class A Units				1,000	1,000,000	1,028,060
						1,000,000	1,028,060	0.14%
Specialized Consumer Services
Mustang Prospects Holdco, LLC (o)	Class A Units				1,027	1,026,657	1,255,242

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Mustang Prospects Holdco, LLC (o)	Class B Units				1,026,689	$32,318	$503,078
NAM Group Holdings, LLC (o)	Class A Units				84,337	84,337	95,301
Quick Roofing Topco, LLC (o)	Class A Interest				327,869	327,869	1,045,902
Roofing Services Solutions Holdings LLC (o)	Common Units				166	-	-
Roofing Services Solutions Holdings LLC (o)	Series A Preferred Units				166	208,334	208,334
Solid Ground Solutions Investment LLC (o)	Class A Units				119,048	119,048	128,571
USW Holdings, LLC (o)	Class A-1 Units				627	651,026	291,003
						2,449,589	3,527,431	0.48%
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,110,114	1,146,452	1,620,767
						1,146,452	1,620,767	0.21%
Total Equity						18,001,364	18,047,546	2.40%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 4.34% (g)(n)	Investor Class Units				3,224,421	3,224,421	3,224,421
						3,224,421	3,224,421	0.43%
Total Money Market Mutual Funds						3,224,421	3,224,421	0.43%
Total Investments -- non-controlled/ non-affiliate						1,590,134,722	1,583,881,521	209.69%
Total Investment Portfolio						$1,590,134,722	$1,583,881,521	209.69%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) or Canadian Overnight Repo Rate Average (CORRA) which resets monthly, quarterly, or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused and/or letter of credit commitment fees. Negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Negative fair value is the result of the unfunded commitment being valued below par and/or the capitalized discount on the loan. The unfunded loan commitment may be subject to a commitment termination date and may expire prior to the maturity date stated. See Notes to Consolidated Financial Statements for more information on the Fund's unfunded commitments.
(g)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(h)
The interest rate floor on these investments as of December 31, 2024 was 1.50%.
(i)
The interest rate floor on these investments as of December 31, 2024 was 1.00%.
(j)
The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(k)
The interest rate floor on these investments as of December 31, 2024 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2024, non-qualifying assets amounted to $55,599,211 which represents 3.4% of total assets as calculated in accordance with regulatory requirements.

The accompanying notes are an integral part of these consolidated financial statements

(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $18,047,546 or 2.4% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	Class A-1 Units	04/11/2023 - 07/12/2024	337,148
APCT Parent, L.P.	Class A Units	2/14/2023	1,500,000
APCT Parent, L.P.	Class C Units	8/9/2024	38,419
Belt Power Parent, LLC	Class A Units	08/22/2022 - 07/24/2024	1,146,452
Bron Holdings, LLC	Class A Units	1/13/2023	1,000,000
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Copperweld Investor, LLC	Class A Common Units	12/15/2022	1,500,000
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024	17,500
DPT Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	131,272
Endurance PT Technology Holdings LLC	Common Units	02/29/2024 - 06/28/2024	17,722
Endurance PT Technology Holdings LLC	Preferred Units	02/29/2024 - 06/28/2024	159,499
Erosion Holdings, LLC	Class A Units	9/30/2024	133,930
FCA Partners LLC	Common Units	04/17/2023 - 06/07/2024	4
FCA Partners LLC	Class A Preferred Units	04/17/2023 - 06/07/2024	839,085
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
KLC Fund 1022-CI-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products, LLC	Common Units	1/9/2023	1,000,000
MFI Group Holdings LLC	Class A Units	04/30/2024 - 11/15/2024	19,393
MoboTrex Ultimate Holdings, LLC	Class A-2 Units	06/07/2024 - 10/17/2024	54,041
MSE Acquisitions, Inc	Series A Preferred Stock	8/14/2024	288,462
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 09/30/2024	1,026,657
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 09/30/2024	32,318
NAM Group Holdings, LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024	56,540
Perimeter Solutions Holdings, LP	Common Units	9/11/2024	111,732
Personal Care (ITC) Holdings, LLC	Class A Units	02/14/2023 - 10/18/2023	1,879,621
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO Coinvest IV-A, L.P.	Equity Units	12/29/2022	800,000
Roofing Services Solutions Holdings LLC	Common Units	11/14/2024	-
Roofing Services Solutions Holdings LLC	Series A Preferred Units	11/26/2024	208,334
RXS Enterprises LLC	Preferred Units	8/12/2024	308,494
RXS Enterprises LLC	Senior Preferred Units	8/12/2024	92,147
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
SCP 3PL Topco, LLC	Common Units	11/27/2024	346
SCP 3PL Topco, LLC	Class B Units	11/20/2024	6,580
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024	119,048
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
USW Holdings, LLC	Class A-1 Units	11/03/2022 - 12/05/2023	651,026
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022	1,000,000
WCI-BXC Investment Holdings LP	Equity Interest	11/6/2023	608,108
(p)
The Par value is denoted in CAD (Canadian Dollars).

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported. The Fund operates as a single operating segment. The Fund’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Adviser and other individuals responsible for oversight functions of the Fund, using the information presented in the financial statements and financial highlights.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023, and 2022 the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of December 31, 2024 and 2023, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes, if any, are included in provision for income and excise taxes on the consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Fund’s consolidated financial statements.

As of December 31, 2024 and 2023, respectively, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of $919,718 and $0 which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the year ended December 31, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of $919,718, which was comprised of provision for taxes related to income of $147,964, provision for taxes related to realized gain on investments of $237,455, and provision for deferred tax expense related to unrealized gains on investments of $534,299. The Fund did not incur an excise tax for the year ended December 31, 2024. For the year ended December 31, 2023, the Fund did not recognize any provisions for taxes, including excise taxes. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

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

Non-Accrual Policy

Debt investments may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of December 31, 2024 and 2023, no loans in the portfolio were on non-accrual status.

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

Foreign Currency

Foreign-denominated assets, including investment securities, and liabilities are translated into U.S. dollars (“USD”) at the exchange rate at period end. Purchases and sales of securities, income and dividends received and expenses denominated in foreign currencies are translated into USD at the exchange rate in effect on the transaction date.

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024 for public business entities (“PBEs”), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. The ASU allows for early adoption and the Fund can elect to apply the amendments on a prospective or retrospective basis. Management is currently evaluating the impact of the ASU but does not expect this guidance to materially impact its consolidated financial statements.

FASB ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures became effective in this reporting period. ASU 2023-07 enhances segment information disclosure in the notes to the consolidation financial statements.

Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. For the year ended December 31, 2024, and for the period January 31, 2023 through December 31, 2023, unit transaction activity is as follows:

	For the year ended December 31, 2024	For the period January 31, 2023 through December 31, 2023
	Units	Units
Units issued - initial conversion to unitized LLC	—	53,784,131
Units issued - contributions during the period	8,776,551	8,539,945
Units repurchased	(2,634,479)	—
Distributions reinvested	4,979,934	4,645,517
Net increase (decrease)	11,122,006	66,969,593

As of the dates indicated, the Fund had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

	December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$790,010,000	$196,611,957	24.9%
Total	$790,010,000	$196,611,957	24.9%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the years ended December 31, 2024, 2023 and 2022:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
October 28, 2024	2,487,562	25,000,000
November 19, 2024	2,786,070	28,000,000
Total capital drawdowns	8,776,551	$88,000,000

For the Year Ended December 31, 2023
January 11, 2023	—*	$36,100,014
January 23, 2023	—*	30,000,000
April 4, 2023	5,555,657	55,001,004
May 30, 2023	504,541	5,000,004
July 6, 2023	499,500	5,000,000
August 30, 2023	995,025	10,000,000
October 30, 2023	985,222	10,000,000
Total capital drawdowns	8,539,945	$151,101,022

For the Year Ended December 31, 2022
February 23, 2022	—*	$17,695,007
February 25, 2022	—*	18,462,999
March 11, 2022	—*	3,598,988
March 23, 2022	—*	5,005
March 29, 2022	—*	564,994
April 13, 2022	—*	11,363,002
April 27, 2022	—*	30,038,989
May 2, 2022	—*	11,393,991
May 3, 2022	—*	27,777,990
May 5, 2022	—*	999,986
June 17, 2022	—*	17,111,003
August 17, 2022	—*	7,000,008
August 19, 2022	—*	27,891,012
August 29, 2022	—*	19,495,002
November 14, 2022	—*	72,000,012
December 7, 2022	—*	35,000,009
December 20, 2022	—*	47,000,010
December 27, 2022	—*	60,000,009
Total capital drawdowns	—*	$407,398,016

*Capital investment occurred prior to unitization of the Fund. These capital investments were included in the amount converted to units on January 31, 2023.

The following tables summarize distributions declared for the years ended December 31, 2024, 2023 and 2022:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
October 2024	0.12	8,410,556	3,774,843
November 2024	0.11	8,317,477	3,834,646
December 2024	0.53	40,168,766	19,117,156
	$1.65	$118,342,863	$49,277,095

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,203	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
June 2023	—		—	—
July 2023	0.05		3,152,702	2,920,181
August 2023	0.11		7,221,550	2,320,830
September 2023	0.11		7,296,972	2,387,948
October 2023	0.14		8,879,552	2,927,901
November 2023	0.10		6,476,842	2,175,410
December 2023	0.30		19,608,732	6,660,544
	$1.29		$85,027,749	$51,168,034

*Capital distribution occurred prior to unitization of the Fund.

Month	General Partner Distributions	Reinvestment of General Partner Distributions	Limited Partner Distributions	Reinvestment of Limited Partner Distributions
January 2022	$21	$21	$541,381	$541,381
February 2022	19	19	493,688	493,688
March 2022	45	45	1,134,986	1,134,986
April 2022	32	32	812,781	812,781
May 2022	51	51	1,289,559	1,289,559
June 2022	54	54	1,373,039	1,373,039
July 2022	70	70	1,786,611	1,786,611
August 2022	70	70	1,779,827	1,779,827
September 2022	61	61	1,561,595	1,561,595
October 2022	118	118	3,004,873	3,004,873
November 2022	113	113	64,889,105	2,889,111
December 2022	196	196	4,978,418	4,978,418
	$850	$850	$83,645,863	$21,645,869

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

Effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act) who has committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units as described in Note 4. Expenses and Transactions with Affiliates.

Additionally, the Fund intends to commence drawdowns of capital commitments of investors who make capital commitments after March 1, 2024 only after the Fund has drawn down the capital commitments of investors admitted prior to March 1, 2024 by 90%. Subsequent to December 31, 2024, the Fund entered into the Second Amended and Restated Limited Liability Company Agreement, in which the Fund expects that it will commence drawdowns of Capital Commitments from subscribers who make a Capital Commitment to the Fund after March 1, 2025 only after the Fund has drawn down 90% of the Capital Commitments of each subscriber admitted prior to March 1, 2025. The Fund expects that it will draw down Capital Commitments pro rata in accordance with each subscriber’s unfunded Capital Commitment. The Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however the Fund may draw down additional Capital Commitments as necessary in its sole discretion. See Note 11. Subsequent Events.

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

Repurchase Program

The Fund has implemented a share repurchase program under which, subject to market conditions and the approval of the Board, the Fund may from time to time offer to repurchase Units pursuant to written tenders from the Unit Holders. The Fund currently expects to make tender offers of up to 10% per year. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder has the right to require the Fund to repurchase any Units.

There is no minimum portion of a Unit Holder’s Units which must be repurchased in any repurchase offer. The Fund has no obligation to repurchase Units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion. In determining whether the Fund should offer to repurchase Units, the Fund will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Fund will consider the following factors, among others:

•
whether any Unit Holders have requested to tender or expressed an interest in tendering Units to the Fund;
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

The following table summarizes the Unit repurchases completed during the year ended December 31, 2024:

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

For the years ended December 31, 2023 and 2022, the Fund did not repurchase any Units from Unit Holders.

Note 4. Expenses and Transactions with Affiliates

Prior to May 10, 2023 the Fund was party to an investment advisory agreement with FIAM, pursuant to which FIAM managed the Fund’s investment program and related activities and in a manner that is consistent with applicable laws, rules and regulations.

Investment Advisory Agreement

Effective May 10, 2023, the Fund entered into an Advisory Agreement with FDS. As compensation for advisory services, commencing on June 9, 2023, the Fund pays an advisory fee (the “Management Fee”) to FDS monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

For the years ended December 31, 2024 and 2023, management fees were $8,884,812 and $4,548,517, respectively. The Fund did not incur any management fees during the year ended December 31, 2022.

As of December 31, 2024 and 2023, $797,625 and $699,223, respectively, was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

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

For the years ended December 31, 2024, 2023, and 2022, the Fund recorded $1,776,996, $934,215, and $34,217, respectively, in administration fees on the consolidated statements of operations. Included in the $934,215 and $34,217, respectively, for the years ended December 31, 2023 and 2022 is $24,382 and $34,217, respectively, in pricing and bookkeeping fees.

As of December 31, 2024 and 2023, $159,687 and $139,974, respectively, was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities.

Transfer Agent Agreement

On March 11, 2024, the Fund entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser, effective April 1, 2024. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC will receive an asset-based fee with respect to Units. The Fund pays a fee for transfer agent services equal to 0.00833% (0.10% on an annualized basis) of the Fund's net assets as of the end of the last business day of the month. Such fees are payable in arrears.

For the year ended December 31, 2024, the Fund recorded $537,528 in transfer agent fees, which are included in other general and administrative expenses in the consolidated statements of operations. No transfer agency fees were incurred by the Fund in prior periods, as the fee was effective as of April 1, 2024.

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

On January 1, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement (the “Expense Limitation Agreement”) with the Adviser. This Expense Limitation Agreement shall continue in force until January 1, 2026. This Expense Limitation Agreement shall renew automatically for successive one-year terms, unless either the Fund or the Adviser determines to terminate it after the Initial Term and so notifies the other party. For additional information on the Expense Limitation Agreement, see Note 11. Subsequent Events.

The adviser voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month through December 31, 2024. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Amended and Restated Expense Support and Conditional Reimbursement Agreement then in effect.

For the years ended December 31, 2024, 2023, and 2022, $651,267, $696,395, and $0, respectively, was recognized and recorded in expense support on the consolidated statements of operations.

As of December 31, 2024 and 2023, there were $188,679 and $139,974, respectively, due to affiliates, net included on the consolidated statements of assets and liabilities.

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

Affiliated Investments

There were no affiliated holdings at or during the year ended December 31, 2024. The table below presents the Fund’s affiliated investments for the year ended December 31, 2023.

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Investments Money Market Government Portfolio Class I	$—	$94,206,726	$(94,206,726)	$—	$—	$—	$96,090
Total	$—	$94,206,726	$(94,206,726)	$—	$—	$—	$96,090

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC (“FIAMIFM”), as the former General Partner, owned 1,481.96 units of net assets as of December 31, 2024.

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	December 31, 2024 % Net Assets	December 31, 2023 % Net Assets
Fidelity Capital and Income Fund	48%	52%
Fidelity Advisor Floating Rate High Income Fund	16%	14%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of December 31, 2024 and 2023.

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

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,522,615,486	$1,525,175,632	96.3%	$1,332,735,575	$1,339,308,277	97.1%
Second Lien Debt	46,293,451	37,433,922	2.4%	9,676,838	10,000,000	0.7%
Equity	18,001,364	18,047,546	1.1%	15,232,702	16,548,717	1.2%
Mutual Funds	3,224,421	3,224,421	0.2%	13,807,906	13,807,906	1.0%
Total Investment	$1,590,134,722	$1,583,881,521	100.0%	$1,371,453,021	$1,379,664,900	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Health Care Services	21.4%	18.0%
Application Software	9.4%	9.1%
Industrial Machinery & Supplies & Components	7.7%	7.7%
Diversified Support Services	6.9%	8.9%
Specialized Consumer Services	5.7%	5.1%
Environmental & Facilities Services	5.3%	5.7%
Health Care Technology	4.6%	0.0%
Trading Companies & Distributors	3.9%	4.4%
Soft Drinks & Non-alcoholic Beverages	3.5%	4.0%
Air Freight & Logistics	3.3%	8.4%
Paper & Plastic Packaging Products & Materials	3.2%	2.4%
Pharmaceuticals	3.1%	3.2%
Diversified Financial Services	3.1%	0.0%
Copper	2.5%	0.0%
Packaged Foods & Meats	2.4%	0.1%
Data Processing & Outsourced Services	2.2%	2.5%
Health Care Facilities	2.0%	1.5%
Electronic Components	1.6%	2.0%
Life Sciences Tools & Services	1.5%	1.7%
Electronic Manufacturing Services	1.4%	0.0%
Automotive Parts & Equipment	1.4%	5.2%
Commodity Chemicals	0.9%	1.1%
Insurance Brokers	0.9%	1.0%
Research & Consulting Services	0.8%	0.0%
Aerospace & Defense	0.6%	0.6%
Office Services & Supplies	0.4%	0.0%
Mutual Funds	0.2%	1.0%
Building Products	0.1%	3.1%
Health Care Supplies	0.0%	0.0%
Human Resource & Employment Services	0.0%	3.3%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	December 31, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,551,974,599	98.0%	205.4%	$1,348,192,965	97.7%	199.7%
Australia	31,393,256	2.0%	4.2%	31,471,935	2.3%	4.7%
Canada	513,666	0.0%	0.1%	-	0.0%	0.0%
Total	$1,583,881,521	100.0%	209.7%	$1,379,664,900	100.0%	204.4%

As of December 31, 2024 and 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of December 31, 2024 and 2023, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of December 31, 2024 and 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,525,175,632	$1,525,175,632
Second Lien Debt	—	—	37,433,922	37,433,922
Equity	—	—	18,047,546	18,047,546
Mutual Funds	3,224,421	—	—	3,224,421
Total Investment	$3,224,421	$—	$1,580,657,100	$1,583,881,521

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,339,308,277	$1,339,308,277
Second Lien Debt	—	—	10,000,000	10,000,000
Equity	—	—	16,548,717	16,548,717
Mutual Funds	13,807,906	—	—	13,807,906
Total Investment	$13,807,906	$—	$1,365,856,994	$1,379,664,900

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Purchases of investments	539,259,774	36,578,608	3,105,811	578,944,193
Purchases from increase in investments due to Payment-in-kind	2,146,720	—	—	2,146,720
Proceeds from principal repayments and sales of investments	(362,442,654)	(44)	(1,185,699)	(363,628,397)
Accretion of discount/ amortization of premium	11,437,561	38,049	—	11,475,610
Net realized gain (loss)	(521,490)	—	848,550	327,060
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Net change in unrealized appreciation (depreciation)	(4,012,556)	(9,182,691)	(1,269,833)	(14,465,080)
Fair value, end of period	$1,525,175,632	$37,433,922	$18,047,546	$1,580,657,100
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024	$(1,740,238)	$(9,182,691)	$(1,269,833)	$(12,192,762)

(1)
For the year ended December 31, 2024, transfers into Level 3 (if any) are due to decreased price transparency and transfers out of Level 3 (if any) are due to increased price transparency.

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

The following provides information on Level 3 securities held by the Fund that were valued at December 31, 2024 and 2023 based on unobservable inputs.

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,525,175,632	Market approach	Transaction price	$98.50	$99.50	$98.62	Increase
		Discounted cash flow	Yield	8.2%	19.5%	10.8%	Decrease
Second Lien Debt	37,433,922	Discounted cash flow	Yield	11.3%	11.3%	11.3%	Decrease
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.50	0.50	0.50	Increase
Equities	18,047,546	Market approach	Transaction price	$3.10	$1,000.00	$77.04	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.70	17.00	10.70	Increase
Total	$1,580,657,100

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,339,308,277	Market approach	Transaction price	$97.50	$97.50	$97.50	Increase
		Discounted cash flow	Yield	8.2%	13.9%	11.0%	Decrease
Second Lien Debt	10,000,000	Discounted cash flow	Yield	11.4%	11.4%	11.4%	Decrease
Equities	16,548,717	Market comparable	Enterprise value / EBITDA multiple (EV/EBITDA)	6.5	17.5	10.5	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$1,365,856,994

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2024, and 2023, approximates the fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedules of investments, and changes in those fair values are recorded in the net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The following table details the unfunded loan commitments at December 31, 2024:

As of December 31, 2024

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,428,671
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	5,081,518
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,571
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	512,237
Alcami Corporation	Revolving Credit Facility	12/21/2028	6,791,781
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	3,000,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	444,487
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	338,983
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,292,145
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	85,890
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	2,199,662
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	2,361,111
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	1,011,236
Cytracom, LLC	Revolving Credit Facility	6/28/2027	561,798
Double E Company, LLC	Revolving Credit Facility	6/21/2028	202,643
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
DPT Management, LLC	Revolving Credit Facility	12/18/2027	250,000
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	3,500,583
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	3,214,286
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
EverSmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$367,647
EverSmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	2,948,762
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	4,891,392
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	5,098,494
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,317,497
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	865,242
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,332,808
LA-CO Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	65,574
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	283,466
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,298,077
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,727,298
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/31/2029	747,150
National Power, LLC	Revolving Credit Facility	10/31/2029	373,575
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	807,754
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	2,423,263
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	1,177,764
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	2,250,596
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,750,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,052,632
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	2,105,263
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	5,100,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	505,051
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	4,194,570
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,822,086
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	3,916,667
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,916,666
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	4,431,818
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,022,727
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	4,347,826
RxStrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	5,269,003

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	$3,761,897
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	2,769,301
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	2,380,952
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	643,752
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	1,000,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	2,250,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	2,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	1,900,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$232,961,220

The following table details the unfunded loan commitments at December 31, 2023:

As of December 31, 2023

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	3,103,448
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	6,535,714
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	4,714,286
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Delayed Draw Term Loan	10/5/2027	3,338,076
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	554,923
Alcami Corporation	Delayed Draw Term Loan	12/21/2028	4,589,041
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	1,275,000
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	4,651,683
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
Belt Power Holdings LLC	Delayed Draw Term Loan	8/22/2028	2,529,915
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	2,027,350
Bron Buyer, LLC	Delayed Draw Term Loan	1/13/2029	10,000,000
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,506,557
CareRing Health, LLC	Delayed Draw Term Loan	5/4/2028	9,103,448
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	429,448
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	1,522,843
Double E Company, LLC	Revolving Credit Facility	6/21/2028	114,537
Double E Company, LLC	Delayed Draw Term Loan	6/21/2028	1,762,115
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	5,736,075
Future Care Associates LLC	Delayed Draw Term Loan	1/27/2029	9,000,000
Future Care Associates LLC	Revolving Credit Facility	1/27/2029	5,000,000
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	3,346,066
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	5,590,163
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	7,094,986
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	7,695
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Lightspeed Solutions, LLC	Delayed Draw Term Loan	3/1/2028	5,060,976
MRI Acquisitions, Inc	Delayed Draw Term Loan	12/30/2025	10,000,000
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	2,166,667
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2026	4,455,850
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	3,768,844
Prism Parent Co Inc.	Delayed Draw Term Loan	9/19/2028	9,259,259
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	8,500,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	2,975,410
R1 Holdings Merger Sub, LLC	Delayed Draw Term Loan	12/29/2028	4,498,100
R1 Holdings Merger Sub, LLC	Revolving Credit Facility	12/29/2028	5,099,548
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,883,436
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	2,552,174
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	5,863,602
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	3,500,000
Senske Lawn and Tree Care, LLC	Revolving Credit Facility	12/15/2028	2,750,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
USA Water Intermediate Holdings, LLC	Delayed Draw Term Loan	1/27/2028	5,580,000
USA Water Intermediate Holdings, LLC	Revolving Credit Facility	1/27/2028	4,500,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	3,000,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	4,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	8,000,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$246,537,199

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and 2023, the Fund’s asset coverage was 187% and 191% respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2024 and 2023, was $758,552,851 and 7.79% and $621,300,811 and 7.81%, respectively.

The Fund’s outstanding borrowings at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility (1)	$1,000,000,000	$868,361,752	$868,361,752
Total	$1,000,000,000	$868,361,752	$868,361,752

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility	$950,000,000	$743,000,000	$743,000,000
Total	$950,000,000	$743,000,000	$743,000,000
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2024, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$62,451,462	$52,676,634	$5,062,008
Facility unused fees	987,832	993,502	—
Amortization of financing costs	2,089,827	2,027,059	403,073
Total Interest Expense	$65,529,121	$55,697,195	$5,465,081

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

The initial commitment amount under the Fidelity Direct Lending Fund I JSPV LLC Facility was $500 million. On January 24, 2023, June 6, 2023, and November 26, 2024, this was increased to $750 million, $950 million, and $1 billion, respectively. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by the SPV and to make advances under delayed draw term loans where the SPV is a lender. On September 12, 2024, the Fidelity Direct Lending Fund I JSPV LLC Facility entered into the Third Amendment to the Agreement. The amendment extends the last day of the revolving period to August 25, 2027, and the stated maturity date to February 25, 2029. Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. Advances under the Fidelity Direct Lending Fund I JSPV LLC Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.20% per annum except for borrowings denominated in British pounds, for which the applicable margin is 2.3193% per annum. Prior to September 12, 2024, the applicable margins were 2.97% per annum for certain advances in British Pounds and 2.85% per annum for other advances. The SPV currently pays a commitment fee of 0.525% per annum of the unused facility amount, based on the average daily unused amount of the financing commitments, subject to minimum utilization amounts.

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

During the year ended December 31, 2024, there were no short-term borrowings. During the year ended December 31, 2023, short-term borrowings under the reverse repurchase agreements bore interest at an average applicable interest rate of 7.78% per annum.

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

Note 9. Income Taxes.

For the period from December 9, 2021 (commencement of operations) to June 5, 2023, the Fund was classified as a partnership for U.S. federal income tax purposes. While the Fund was classified as a partnership no provisions for income taxes were recorded in the consolidated financial statements since the Fund was not subject to income tax. Tax obligations relating to the Fund’s activities were the responsibility of the Unit Holders. Effective June 6, 2023, the Fund elected to be classified as a corporation for U.S. federal income tax purposes and the Fund elected to be treated, and intends to qualify annually as, a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

For the year ended December 31, 2024 and for the period starting June 6, 2023 and ended December 31, 2023, permanent differences were as follows:

	Year Ended December 31,
	2024	2023
Undistributed net investment income (loss)	$2,485,018	$39,893
Accumulated net realized gain (loss)	(879,599)	(141,164)
Paid In Capital	(1,605,419)	101,271

During the year ended December 31, 2024, permanent differences were principally related to paydowns, capital loss carried forward, and partnerships, among other items. During the period starting June 6, 2023 and ended December 31, 2023, permanent differences were principally related to income earned by the Fund prior to June 6, 2023, when the fund was classified as a partnership for tax purposes (“Pre-RIC Conversion Income”).

The following reconciles the increase in net assets resulting from operations for the year ended December 31, 2024 and the period starting June 6, 2023 to December 31, 2023, to taxable income for the respective period:

	Year Ended December 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations	$87,627,465	$95,279,402
Net unrealized (appreciation) depreciation on investments	14,999,425	(9,489,236)
Pre-RIC Conversion Income	—	(34,963,890)
Other permanent and timing differences	2,486,986	—
Realized losses for tax not recognized	521,488	—
Realized gain (loss) for book not included for tax	(610,189)	—
Other non-deductible expenses and excise tax	—	2,156,246
Taxable/distributable income	$105,025,175	$52,982,522

The components of accumulated gains / losses as calculated on a tax basis for the year ended December 31, 2024 and the period starting June 6, 2023 to December 31, 2023 was as follows:

	Year Ended December 31,
	2024	2023
Distributable ordinary income	$—	$346,173
Capital loss carried forward	(185,367)	—
Net unrealized appreciation/(depreciation) on investments	(7,393,077)	8,211,879
Total accumulated under-distributed (over-distributed) earnings	$(7,578,444)	$8,558,052

Capital loss carryforwards are only available to offset future capital gains of the Fund to the extent provided by regulations and may be limited. The capital loss carryforward information presented below, including any applicable limitation, is estimated as of fiscal year end and is subject to adjustment.

	Year Ended December 31,
	2024	2023
Long-term	$(185,367)	$—
Total capital loss carried forward	$(185,367)	$—

The cost and unrealized gain (loss) of the Fund’s investments, as calculated on a tax basis, at December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
Gross unrealized appreciation	$22,901,926	$22,685,826
Gross unrealized depreciation	(30,294,957)	(14,473,947)
Net unrealized appreciation (depreciation) on investments	$(7,393,031)	$8,211,879

Tax cost of investments	$1,591,274,552	$1,371,453,021

Of the distributions declared during the year ended December 31, 2024, $105,369,381 was derived from ordinary income as determined on a tax basis. For the applicable year ended December 31, 2024, the Fund's distributions exceeded the aggregate amount of taxable income and net realized gains resulting in a $12,973,482 return of capital for tax purposes. Of the distributions declared during the period starting June 6, 2023 and ended December 31, 2023, $52,636,349 were derived from ordinary income, as determined on a tax basis.

The Fund designates $105,369,381 of distributions paid during the year ended December 31, 2024 as qualifying to be taxed as section 163(j) interest dividends. The fund designates $52,330,671 of distributions paid during the year ended December 31, 2023 as qualifying to be taxed as section 163(j) interest dividends.

The Fund designates $55,096,534 of distributions paid in the year ended December 31, 2023 as qualifying to be taxed as interest-related dividends for nonresident alien shareholders.

Management has analyzed the Fund’s tax positions taken, or to be taken, on U.S. federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Fund’s consolidated financial statements other than the provision for income taxes recorded on the consolidated financial statements related to the Fund’s investment in wholly-owned subsidiaries. The Fund’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 10. Financial Highlights

The financial highlights for the periods ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31, 2024	Period from January 31, 2023 through December 31, 2023 A
Per Unit Data
Net asset value per unit, beginning of period	$10.08	$9.93
Net investment income (loss) B	1.45	1.26
Net realized and change in unrealized gain (loss) B	(0.20)	0.18
Net increase (decrease) in net assets resulting from operations	1.25	1.44
Distributions	(1.48)	(1.29)
Distributions from tax return of capital	(0.17)	—
Net asset value per unit, end of period	$9.68	$10.08

	Year Ended December 31,
	2024	2023	2022
Ratios to Average Net Assets
Net investment income (loss)	14.43%	13.93%	9.34%
Expenses, before reductions C	11.09%	10.28%	2.46%
Expenses, after reductions C	10.99%	10.16%	2.46%
Portfolio turnover rate D	25.71%	5.45%	0.56%
Total return E	13.19%	16.44%	—
Internal rate of return since inception F,G	—	—	9.03%
Supplemental Data:
Expenses, before reductions, excluding income and excise tax expense and interest expense C	1.84%	1.15%	0.06%
Expenses, after reductions, excluding income and excise tax expense and interest expense C	1.75%	1.03%	0.06%

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

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to December 31, 2024, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements except as disclosed below.

Second Amended and Restated Limited Liability Company Agreement

On February 11, 2025, the Board approved the Fund entering into the Second Amended and Restated Limited Liability Company Agreement to reflect the Adviser’s authority to forgive a Member’s uncalled capital commitments, in whole or in part, for the Fund and to reflect certain non-material changes.

The foregoing description of the Second Amended and Restated Limited Liability Company Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Limited Liability Agreement.

Capital Commitment Increase

On February 11, 2025, and January 6, 2025, the Fund accepted additional Capital Commitments from Unit Holders of $15,000,000 and $7,500,000, respectively.

Restated Expense Limitation Agreement

On January 1, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement (the “Expense Limitation Agreement”) with the Adviser. The Adviser agrees to pay on a monthly basis Other Operating Expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets.

This Expense Limitation Agreement shall continue in force until January 1, 2026. This Expense Limitation Agreement shall renew automatically for successive one-year terms, unless either the Fund or the Adviser determines to terminate it after the Initial Term and so notifies the other party.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Fund and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, the Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Annual Report”) and determined that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.

(b) Management’s Report on Internal Control Over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Fund’s management, under the supervision and with the participation of our President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Fund’s independent registered public accounting firm pursuant to the rules of the SEC.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of the officers or directors of the Fund have adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements applicable to them (if any) or the Fund.

On February 11, 2025, the Board approved the Fund entering into the Second Amended and Restated Limited Liability Company Agreement to reflect the Adviser’s authority to forgive a Member’s uncalled capital commitments, in whole or in part, for the Fund and to reflect certain non-material changes.

The foregoing description of the Second Amended and Restated Limited Liability Company Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Limited Liability Agreement

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The address for each director is c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210. While the Fund does not intend to list our units on any securities exchange, if any class of our units is listed on a national securities exchange, our Board will be divided into three classes of directors serving staggered terms of three years each.

Executive Officers who are not Directors

The following information regarding the executive officers who are not directors:

Name	Year of Birth	Position	Length of Time Served
Heather Bonner	1977	President and Treasurer	Since 2023
Stephanie Caron	1969	Chief Financial Officer	Since 2024
Nicole Macarchuk	1968	Secretary and Chief Legal Officer	Since 2024
David Gaito	1976	Vice President	Since 2023
Robert Gannon	1972	Vice President	Since 2024
Therese Icuss	1983	Vice President	Since 2023
Harley Lank	1968	Vice President	Since 2023
Ksenia Portnoy	1980	Chief Compliance Officer	Since 2023
Christopher Quinlan	1963	Vice President	Since 2024
Hadi Husain	1982	Vice President	Since 2024
Jeffrey Scott	1975	Vice President	Since 2023

The address for each executive officer is c/o Fidelity Private Credit Company LLC, 245 Summer Street, Boston, Massachusetts 02210.

Biographical Information

The following is information concerning the business experience of the Board and executive officers. The Directors have been divided into two groups—Interested Directors and Independent Directors. Interested Directors are “interested persons” as defined in the 1940 Act.

Interested Directors

David B. Jones. Chair of the Board of Directors. Mr. Jones also serves as Director of other Fidelity® funds. Prior to his retirement, Mr. Jones served in a variety of positions at Fidelity Investments (1982-2008), retiring as a Senior Vice President. His duties included new product development, serving as a liaison to the board of trustees of various Fidelity® funds, and development of policies and procedures for fund investments in derivatives and complex securities. He also served on the FMR Fair Value Committee, which is responsible for day-to-day valuation activities for various Fidelity® funds.

Independent Directors

Jennifer M. Birmingham. Director. Ms. Birmingham also serves as Director of other Fidelity® funds. Ms. Birmingham serves as Managing Director of Princeton University Investment Company (PRINCO) (2010-present). Previously, Ms. Birmingham served in a variety of positions at Deutsche Bank Asset Management (2002-2010), including Managing Director, Global Chief Financial Officer of DB Advisors and Deutsche Insurance Asset Management, Americas Chief Financial Officer of DWS Americas and various legal entities (2005-2010). Prior to Deutsche Bank, Ms. Birmingham was an employee of Investors Bank and Trust Company (1997-2002) and Deloitte & Touche LLP (1993-1997).

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

Executive Officers Who are not Directors

Heather Bonner. President and Treasurer. Ms. Bonner also serves as an officer of other funds. Ms. Bonner is a Senior Vice President (2022-present) and is an employee of Fidelity Investments (2022-present). Ms. Bonner serves as Senior Vice President, Vice President, Treasurer or Director of certain Fidelity entities. Prior to joining Fidelity, Ms. Bonner served as Managing Director at AQR Capital Management (2013-2022) and was the Treasurer and Principal Financial Officer of the AQR Funds (2013-2022).

Stephanie Caron. Chief Financial Officer. Ms. Caron also serves as Chief Financial Officer of other funds. Ms. Caron is Head of Fidelity Fund and Investment Operations (2024-present) and is an employee of Fidelity Investments. Ms. Caron serves as President, Executive Vice President, or Director of certain Fidelity entities. Previously, Ms. Caron was Head of Investment Services for Strategic Advisers LLC (investment adviser firm, 2019-2024).

Nicole Macarchuk. Chief Legal Officer and Secretary. Ms. Macarchuk also serves as an officer of other funds and as CLO of certain Fidelity entities. Ms. Macarchuk is a Senior Vice President, Deputy General Counsel (2024-present) and is an employee of Fidelity Investments (2024-present). Prior to joining Fidelity, Ms. Macarchuk was a Partner at Dechert LLP (law firm, 2022-2024), where she focused her corporate practice on financial services and asset management industry. Prior to joining Dechert LLP Ms. Macarchuk was Managing Director, Chief Operating Officer and General Counsel for Angel Island Capital, LLC (2019-2022) and Managing Director, General Counsel Public Markets at Kohlberg Kravis Roberts & Co. (2010-2019).

David Gaito. Vice President. Mr. Gaito also serves as an officer of other funds. Mr. Gaito serves as Head of Direct Lending in the High Income and Alternatives division at Fidelity. Mr. Gaito also serves as Assistant Treasurer, Chief Executive Officer, President, Vice President, or Director of certain Fidelity entities and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Gaito held several senior roles at PNC Corporate and Institutional Banking (1999-2021). He was most recently an executive vice president and division executive for PNC's middle market senior secured lending platform.

Robert Gannon. Vice President. Mr. Gannon also serves as Vice President of other funds. Mr. Gannon is Head of Portfolio Optimization, Direct Lending (2025 - present) and is an employee of Fidelity Investments. Previously, Mr. Gannon was Head of Credit Alternatives Investment Services, including Fidelity Agency Services in Fidelity’s High Income and Alternatives division (2021-2025). Mr. Gannon serves as Assistant Treasurer of Fidelity Direct Lending LLC (2022-present).

Hadi Husain. Vice President. Mr. Husain also serves as an officer of other funds. Mr. Husain is Head of Credit Alternatives Financing (2024-present) and is an employee of Fidelity Investments. Prior to joining Fidelity Investments, Mr. Husain was Chief Financial Officer at Above Lending (2023-2024) and Head of Liability Management at Kohlberg Kravis Roberts & Co LLP (2018-2023).

Harley Lank. Vice President. Mr. Lank also serves as an officer of other funds. Mr. Lank serves as President of Fidelity Investments’ High Income and Alternatives division, is an employee of Fidelity Investments (1996 – present), and a portfolio manager of certain Fidelity® funds and other privately offered funds. Mr. Lank also serves as Chief Executive Officer, President, Manager or Director of certain Fidelity entities. Previously, Mr. Lank managed various Fidelity® funds and products.

Therese Icuss. Vice President. Ms. Icuss also serves as an officer of other funds. Ms. Icuss serves as Managing Director of underwriting and credit in the High Income and Alternatives division (2021-present). Ms. Icuss also serves as Assistant Treasurer, Director, Treasurer or Vice President of certain Fidelity entities and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Ms. Icuss was co-head of underwriting at Twin Brook Capital Partners from 2019-2021, Director (2018-2019) and VP (2016-2017).

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

Christopher Quinlan. Vice President. Mr. Quinlan is the Head of Investment Services for the High Income and Alternatives Division at Fidelity Investments. Mr. Quinlan has held a variety of senior roles since he began his career in 1985.

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

Jonathan Davis. Assistant Treasurer. Mr. Davis also serves as an officer of other funds. Mr. Davis is a Vice President (2006-present) and is an employee of Fidelity Investments. Mr. Davis serves as Assistant Treasurer or Director of certain Fidelity entities.

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

Joyce Todisco. Deputy Treasurer. Ms. Todisco also serves as an officer of other funds. Ms. Todisco is a Vice President (2022-present) and is an employee of Fidelity Investments (2022-present). Ms. Todisco serves as Assistant Treasurer of Fidelity CRET Trustee LLC (2024-present). Prior to joining Fidelity, Ms. Todisco was a Director in the asset and wealth management practice of PricewaterhouseCoopers LLP (2017-2022).

Jim Wegmann. Assistant Treasurer. Mr. Wegmann also serves as an officer of other funds. Mr. Wegmann is a Vice President (2016-present) and is an employee of Fidelity Investments. Mr. Wegmann serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Wegmann served as Assistant Treasurer of certain Fidelity® funds (2019-2021).

Christina Zervoudakis. Assistant Secretary. Ms. Zervoudakis also serves as Assistant Secretary of other funds. Ms. Zervoudakis is a Vice President and Assistant General Counsel of FMR LLC (diversified financial services company, 2021-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Ms. Zervoudakis was Assistant General Counsel at Invesco (investment adviser firm, 2019-2021); and Vice President and Assistant Counsel at OppenheimerFunds, Inc. (investment adviser firm, 2017-2019).

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

Code of Ethics and Insider Trading Policies and Procedures

The Fund and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The Fund’s insider trading policies are included in the Fund’s code of ethics.

Committee of the Board

The Fund’s Board currently has one committee: an Audit Committee. The Fund does not have a compensation committee because its executive officers do not receive any direct compensation from the Fund. The Fund also does not have a nominating committee; such matters are considered by the full Board, including the Independent Directors, or, when applicable, by only the Independent Directors. The Board will consider nominees for Directors recommended by Unit Holders. Recommendations should be submitted to the Independent Directors in care of the Secretary of the Fund.

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging the Fund's independent accountants, reviewing the plans, scope and results of audit engagements with its independent accountants, approving professional services provided by its independent accountants (including compensation therefore), reviewing the independence of its independent accountants and reviewing the adequacy of its internal controls over financial reporting. The Audit Committee is presently composed of three persons including Jennifer Birmingham, Matthew Conti and Tara Kenney, all of whom are considered independent for purposes of the 1940 Act. Jennifer Birmingham serves as the chair of the Audit Committee. The Board has determined that Jennifer Birmingham qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-X of the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in section 2(a)(19) of the 1940 Act.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Fund’s executive officers and directors, and any persons holding more than 10% of the Fund’s units, are required to report their beneficial ownership and any changes therein to the SEC. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based on the Fund’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Fund’s executive officers and directors, the Fund believes that during the fiscal year ended December 31, 2024, all section 16(a) filing requirements applicable to such persons were timely filed.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of the Fund’s equity securities as of March 14, 2025:

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
2.
Dollar ranges were determined using the number of units that are beneficially owned as of March 14, 2025, multiplied by the Fund’s net asset value per unit of $9.72.
3.
The dollar range of equity securities beneficially owned are: none, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
4.
The “Fund Complex” consists of the Fund, Fidelity Private Credit Fund, Fidelity Multi-Strategy Credit Fund, Fidelity Risk Parity Fund, Fidelity SAI Convertible Arbitrage Fund, Fidelity SAI Alternative Risk Premia Commodity Strategy Fund, Fidelity SAI Alternative Risk Premia Strategy Fund, Fidelity Equity Market Neutral Fund, Fidelity Hedged Equity Fund, Fidelity VIP Hedged Equity Portfolio, Fidelity Hedged Equity ETF, Fidelity Dynamic Buffered Equity ETF and Fidelity Yield Enhanced Equity ETF.

Item 11. Executive Compensation.

Executive Compensation

None of the Fund’s officers will receive direct compensation from the Fund.

Compensation of Directors

The Fund’s Directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chairperson. These Directors are Jennifer Birmingham, Matthew Conti and Tara Kenney. The below table sets forth compensation received by each Director from the Fund Complex for the year ended December 31, 2024:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Committee Retainer Fee	Audit
$250,000	$10,000	$12,000

The Fund also reimburses each of the Directors for all reasonable and authorized business expenses in accordance with the Fund’s policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The Fund will not pay compensation to the Fund’s Directors who also serve in an executive officer capacity for us or the Adviser.

Name	Total Compensation earned from the Fund for the year ended December 31, 2024 (3)	Total Compensation earned from the Fund Complex for the year ended December 31, 2024
Interested Directors
David B. Jones(1)	$—	$—
Independent Directors
Jennifer M. Birmingham(2)	$76,493	$272,000
Matthew J. Conti	$73,118	$260,000
Tara C. Kenney	$73,118	$260,000
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2024, 100% of the Fund’s total outstanding Units was held by Fidelity® funds. As of December 31, 2024, the directors, executive officers, and affiliates of the Fund owned, in the aggregate, less than 1% of total outstanding Units.

The address for each director, executive officer, and owner is c/o Fidelity Private Credit Company LLC, 245 Summer Street, Boston, Massachusetts, 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advisory Agreement; Administration Agreement; Pricing and Bookkeeping Fees; Transfer Agent Agreement; Expense Limitation Agreement

The Fund has entered into an Advisory Agreement with FDS. As compensation for advisory services, the Fund pays an advisory fee to FDS monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

The Fund has entered into an Administration Agreement with FDS. As compensation for the services of and expenses borne by FDS in its capacity as administrator, the Fund shall pay an administration fee to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month.

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect until November 30, 2025, or to the extent consistent with the requirements of the 1940 Act, from the date of the Fund’s election to be regulated as a BDC under the 1940 Act, and indefinitely thereafter, but only so long as the continuance after such date shall be specifically approved at least annually by vote of the Board or by vote of a majority of the outstanding voting securities of the Fund.

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

On March 11, 2024, the Fund entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser, effective April 1, 2024. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC will receive an asset-based fee with respect to Units. The Fund will pay a fee for transfer agent services equal to 0.00833% (0.10% on an annualized basis) of the Fund’s net assets as of the end of the last business day of the month. Such fees are payable in arrears.

On January 1, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement with the Adviser. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

For the year ended December 31, 2024, the Fund paid the Adviser $8.9 million in base management fees.

For the year ended December 31, 2024, the Fund incurred $1.8 million in administrative fees.

For the year ended December 31, 2024, the Fund incurred $0.5 million in transfer agent fees.

For the year ended December 31, 2024, the Fund reimbursed $0.1 million of expenses advanced by the Adviser.

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

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. The Fund has entered into the Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of the Fund’s Board, the Fund has indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP (PCAOB ID No. 34) to the Fund for the years ended December 31, 2024 and 2023 were $330,000 and $330,000, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Fund’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by Deloitte & Touche LLP to the Fund for the years ended December 31, 2024 and 2023 were $17,300 and $0, respectively.

Audit-related fees are for any services rendered to the Fund that are reasonably related to the performance of the audits or reviews of the Fund’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Audit-related fees of $125,000 and $75,000 were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

Tax Fees

Tax fees of $20,000 and $78,400 were billed by Deloitte & Touche LLP for services rendered to the Fund for professional tax services for the years ended December 31, 2024 and 2023, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Fund’s tax returns.

Tax fees of $139,500 and $90,000 were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

All Other Fees

No fees billed by Deloitte & Touche LLP for products and services provided to the Fund, other than the services reported in “Audit Fees” above, for the years ended December 31, 2024 and 2023.

Other fees of $2,929,500 and $5,039,500 were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

Aggregate Non-Audit Fees

Non-audit fees of $3,349,000 and $5,357,100 were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the year ended December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Fund’s operations or financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see the Index to Consolidated Financial Statements on page 95 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(3)
3.2	Second Amended and Restated Limited Liability Company Agreement of the Fund.*
4.1	Descriptions of Securities.*
10.1	Advisory Agreement.(2)
10.2	Administration Agreement.(2)
10.3	Form of Subscription Agreement.(5)
10.4	Custodian Agreement.(1)
10.5	Amended and Restated Expense Limitation Agreement.(8)
10.6	Waiver of Recoupment Letter.(2)
10.7	Distribution Reinvestment Plan.(2)
10.8	Loan and Security Agreement.(2)
10.9	First Amendment to the Loan and Security Agreement.(2)
10.10	Second Amendment to the Loan and Security Agreement.(2)
10.11	Third Amendment to the Loan and Security Agreement.(7)
10.12	First Commitment Increase Request.(9)
10.13	Placement Agent Agreement.(4)
14.1	Code of Ethics of the Fund and the Adviser.*
14.2	Fidelity® Funds’ Code of Ethics for President, Treasurer and Principal Accounting Officer.(6)
19.1	Insider Trading Policy (included in the Code of Ethics of the Fund and the Adviser).*
21.1	Subsidiaries.*
24.1	Power of Attorney.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(1)
Previously filed as an exhibit to the Fidelity Private Credit Fund’s Registration Statement on Form N-2 (File No. 333-267297), filed on December 30, 2022 and incorporated herein by reference.
(2)
Previously filed as an exhibit to the Fund’s Registration Statement on Form 10 (File No. 000-56538), filed on June 9, 2023 and incorporated herein by reference.
(3)
Previously filed as Exhibit 3.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 15, 2024.
(4)
Previously filed as Exhibit 10.11 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 15, 2024.
(5)
Previously filed as Exhibit 10.3 to the Fund’s Current Report on Form 10-K (File No. 814-01645), filed on March 22, 2024.
(6)
Previously filed as Exhibit 14.2 to the Fund’s Current Report on Form 10-K (File No. 814-01645), filed on March 22, 2024.
(7)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on September 17, 2024.
(8)
Previously filed as Exhibit 10.5 to the Fund's Quarterly Report on Form 10-Q (File No. 814-01645), filed on November 12, 2024.
(9)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on December 2, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Registrant has duly caused this Annual Report on Form 10-K (the “Annual Report”) to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: March 19, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Heather Bonner
Heather Bonner	President and Treasurer (Principal Executive Officer)	Date: March 19, 2025
/s/ Stephanie Caron
Stephanie Caron	Chief Financial Officer (Principal Financial Officer)	Date: March 19, 2025
/s/ David B. Jones
David B. Jones*	Director and Chairman of the Board	Date: March 19, 2025
/s/ Jennifer M. Birmingham
Jennifer M. Birmingham*	Director	Date: March 19, 2025
/s/ Matthew J. Conti
Matthew J. Conti*	Director	Date: March 19, 2025
/s/ Tara C. Kenney
Tara C. Kenney*	Director	Date: March 19, 2025

*By:	/s/ Heather Bonner
As Agent or Attorney-in-Fact

The original power of attorney authorizing Heather Bonner to execute the Annual Report, and any amendments thereto, for the directors of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.

1.9919579.100

FDLA-10K-0325