Form 10-Q
period 2025-03-31
Fidelity Private Credit Co LLC
filed 2025-05-13
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of units of Registrant’s Common Units, outstanding as of May 9, 2025 was 82,998,069

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,666,573,218 and $1,590,134,722, as of March 31, 2025 and December 31, 2024, respectively)	$1,650,565,667	$1,583,881,521
Cash	36,997,362	33,804,984
Foreign cash (cost $20,511 and $14,073 as of March 31, 2025 and December 31, 2024, respectively)	20,450	13,914
Deferred financing costs	6,121,629	6,507,716
Receivables from sales and paydowns of investments	7,281,872	3,099,283
Interest receivable	15,388,202	14,127,573
Prepaid expenses and other assets	59,549	146,324
Total Assets	$1,716,434,731	$1,641,581,315
Liabilities
Debt	884,761,350	868,361,752
Due to custodian	—	155,575
Payable for purchases of investments	253,228	319,262
Payable for capital units repurchased	18,917,680	—
Interest payable	14,762,882	14,820,731
Management fee payable	825,060	797,625
Due to affiliates, net	179,774	188,679
Other accounts payable and accrued liabilities	1,234,520	1,391,913
Total Liabilities	$920,934,494	$886,035,537
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	802,047,219	763,124,223
Total distributable earnings (loss)	(6,546,982)	(7,578,445)
Total Net Assets	$795,500,237	$755,545,778
Total Liabilities and Net Assets	$1,716,434,731	$1,641,581,315
Net Asset Value per unit (82,069,744 and 78,091,599 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	$9.69	$9.68

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
From non-controlled / non-affiliate investments
Interest income	$43,960,718	$42,974,009
Dividend income	117,578	171,538
Other income	845,552	402,719
Total Investment Income	44,923,848	43,548,266
Expenses
Interest expense	15,485,031	16,819,525
Management fees	2,420,506	2,165,851
Administration fees	483,976	433,099
Custodian fees	1,398	778
Board of Directors’ fees	75,999	75,717
Professional fees	319,037	120,368
Other general and administrative expenses	222,605	209,965
Total Expenses Before Reductions	19,008,552	19,825,303
Expense support	(149,187)	—
Net Expenses	18,859,365	19,825,303
Net Investment Income (Loss) Before Taxes	26,064,483	23,722,963
Provision (benefit) for income and excise taxes	140	—
Net Investment Income (Loss) After Taxes	26,064,343	23,722,963
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	(12,596)	(1,036)
Net realized gain (loss) on foreign currency transactions	(176)	—
Net realized gain (loss)	(12,772)	(1,036)
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(9,754,350)	(6,984,439)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	32,251	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	205	—
Net change in unrealized appreciation (depreciation)	(9,721,894)	(6,984,439)
Net Realized and Change in Unrealized Gains (Losses)	(9,734,666)	(6,985,475)
Net Increase (Decrease) in Net Assets Resulting from Operations	$16,329,677	$16,737,488

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$26,064,343	$23,722,963
Net realized gain (loss)	(12,772)	(1,036)
Net change in unrealized appreciation (depreciation)	(9,721,894)	(6,984,439)
Net Increase (Decrease) in Net Assets Resulting from Operations	16,329,677	16,737,488
Capital Activity
Capital contributions	50,286,000	10,000,000
Distributions to Unit Holders	(15,298,214)	(12,660,968)
Capital units repurchased	(18,917,680)	—
Reinvestment of distributions	7,554,676	4,412,847
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	23,624,782	1,751,879
Total Increase (Decrease) in Net Assets	39,954,459	18,489,367
Net assets, beginning of period	755,545,778	675,091,768
Net Assets, End of Period	$795,500,237	$693,581,135

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$16,329,677	$16,737,488
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(77,254,594)	(61,698,804)
Proceeds from sales of investments and principal repayments	29,499,606	97,480,307
Net proceeds (payments) from sales (purchases) of short-term securities	(25,073,884)	(4,241,089)
Net realized (gain) loss on investments	12,596	1,036
Net realized (gain) loss on foreign currency transactions	176	—
Net change in unrealized (appreciation) depreciation on investments	9,754,350	6,984,439
Net change in unrealized (appreciation) depreciation on foreign currency translation	(205)	—
Payment-in-kind interest capitalized	(1,601,959)	—
Net accretion of discount and amortization of premium	(2,020,261)	(4,464,494)
Amortization of deferred financing costs	386,087	580,827
Changes in operating assets and liabilities:
(Increase) decrease in receivables from sales and paydowns of investments	(4,182,589)	(95,945)
(Increase) decrease in interest receivable	(1,260,629)	(936,916)
(Increase) decrease in prepaid expenses and other assets	86,775	20,935
Increase (decrease) in due to custodian	(155,575)	(1,087,223)
Increase (decrease) in payable for purchases of investments	(66,034)	(21,790)
Increase (decrease) in interest payable	(57,849)	97,929
Increase (decrease) in management fee payable	27,435	27,124
Increase (decrease) in due to affiliates, net	(8,905)	5,353
Increase (decrease) in other accounts payable and accrued liabilities	(157,393)	(182,039)
Net Cash Provided by (Used in) Operating Activities	(55,743,175)	49,207,138
Cash Flows from Financing Activities:
Capital contributions	50,286,000	10,000,000
Capital distributions	(7,743,538)	(14,129,670)
Proceeds from borrowings	16,400,000	—
Net Cash Provided by (Used in) Financing Activities	58,942,462	(4,129,670)
Net increase (decrease) in Cash and Foreign cash	3,199,287	45,077,468
Effect of foreign currency exchange rates changes on cash	(373)	—
Cash and Foreign cash, beginning of the period	33,818,898	46,194,052
Cash and Foreign cash, End of the Period	$37,017,812	$91,271,520

Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$7,554,676	$4,412,847
Reinvestment of distributions	$(7,554,676)	$(4,412,847)
Non-cash purchases of payment-in-kind securities	$1,601,959	$—
Non-cash interest income from payment-in-kind securities	$(1,601,959)	$—
Cash paid for interest expense	$15,156,793	$16,140,769

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	9.40%	5/3/2029	8,226,914	$8,040,935	$8,226,914
Cadence - Southwick, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.41%	5/3/2028	2,198,588	2,126,036	2,198,588
Insight Technology Operation LLC (i)	Term Loan	SOFR	+	5.75%	10.05%	3/31/2031	859,813	846,920	846,916
Insight Technology Operation LLC (f)(i)	Revolving Credit Facility		-		-	3/31/2031	-	(1,868)	(1,869)
Tex-Tech Industries Inc (j)(l)	Term Loan	SOFR	+	5.00%	9.29%	1/13/2031	714,286	707,337	707,143
Tex-Tech Industries Inc (f)(j)	Delayed Draw Term Loan		-		-	1/13/2031	-	(765)	(794)
Tex-Tech Industries Inc (f)(j)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	1/13/2031	11,111	9,884	9,841
TIGHITCO, Inc (i)(l)	Term Loan	SOFR	+	6.00%	10.25%	2/28/2030	8,791,209	8,661,112	8,659,341
TIGHITCO, Inc (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	10.18%	2/28/2030	439,560	423,344	423,077
								20,812,935	21,069,157	2.65%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(m)	Term Loan	SOFR	+	5.50%	9.81%	11/27/2030	158,955	156,672	156,571
Dynamic Connections, Ltd (i)(l)(m)(p)	Term Loan	CORRA	+	5.50%	8.67%	11/27/2030	519,253	364,956	355,418
Dynamic Connections, Ltd (f)(i)(m)	Delayed Draw Term Loan		-		-	11/27/2030	-	(4,908)	(5,196)
Dynamic Connections, Ltd (f)(i)(m)	Revolving Credit Facility	SOFR	+	5.50%	9.79%	11/27/2030	11,547	9,912	9,815
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR	+	4.75%	9.17%	11/23/2028	15,210,000	14,840,622	15,210,000
PLA Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.50%	10.76%	11/22/2029	16,800,000	16,482,290	16,464,000
PLA Buyer, LLC (f)(i)	Delayed Draw Term Loan		-		-	11/22/2029	-	(19,591)	(21,053)
PLA Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.50%	10.82%	11/22/2029	473,684	434,486	431,579
R1 Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.25%	10.49%	12/29/2028	21,636,963	21,180,288	21,550,415
R1 Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	10.49%	12/29/2028	2,468,403	2,434,740	2,458,529
R1 Holdings, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	10.49%	12/29/2028	2,140,271	2,035,812	2,118,552
								57,915,279	58,728,630	7.38%
Application Software
ACP Avenu Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.56%	10/2/2029	18,515,625	18,103,443	18,330,469
ACP Avenu Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.56%	10/2/2029	1,454,196	1,317,389	1,388,839
ACP Avenu Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.56%	10/2/2029	1,915,241	1,844,569	1,896,089
ACP Falcon Buyer, Inc. (i)(l)	Term Loan	SOFR	+	5.50%	9.81%	8/1/2029	23,479,240	22,924,597	23,479,240
ACP Falcon Buyer, Inc. (f)(i)	Revolving Credit Facility		-		-	8/1/2029	-	(141,961)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Alegeus Technologies Holdings Corp (i)(l)	Term Loan	SOFR	+	6.75%	11.05%	11/5/2029	27,261,262	$26,620,892	$26,634,253
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	9.29%	12/9/2029	31,314,576	30,603,015	31,314,576
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)	Revolving Credit Facility		-		-	12/9/2028	-	(63,231)	-
Cytracom, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.32%	6/28/2027	3,426,966	3,400,285	3,396,124
Cytracom, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.00%	10.32%	6/28/2027	322,135	317,106	316,479
Cytracom, LLC (f)(i)	Revolving Credit Facility		-		-	6/28/2027	-	(4,218)	(5,056)
Finastra USA Inc (f)(i)(m)	Revolving Credit Facility	SOFR	+	7.25%	11.43%	9/13/2029	1,961,443	1,842,975	1,953,642
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR	+	6.50% (3.61% PIK)	10.83%	3/1/2028	20,684,837	20,435,852	20,581,413
Lightspeed Solutions, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	6.50% (3.61% PIK)	10.83%	3/1/2028	1,364,277	1,362,852	1,357,456
Prism Parent Co Inc. (f)(j)	Delayed Draw Term Loan	SOFR	+	5.00%	9.32%	9/16/2028	1,485,167	1,459,014	1,485,167
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.00%	9.32%	9/16/2028	31,042,921	30,637,186	31,042,921
Routeware, Inc (i)(l)	Term Loan	SOFR	+	5.25%	9.55%	9/18/2031	9,545,455	9,455,196	9,469,091
Routeware, Inc (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	9/18/2031	272,727	252,229	258,068
Routeware, Inc (f)(i)	Revolving Credit Facility		-		-	9/18/2031	-	(9,461)	(8,182)
								170,357,729	172,890,589	21.74%
Automotive Parts & Equipment
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR	+	5.25% (2.75% PIK)	9.70%	8/31/2028	25,881,265	25,536,455	19,410,949
Arrowhead Holdco Company (j)(l)	Delayed Draw Term Loan	SOFR	+	5.25% (2.75% PIK)	9.70%	8/31/2028	2,363,586	2,363,586	1,772,690
								27,900,041	21,183,639	2.66%
Commodity Chemicals
Soteria Flexibles Corporation (i)	Delayed Draw Term Loan	SOFR	+	5.50%	9.82%	8/15/2029	7,268,872	7,201,700	7,196,183
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR	+	5.50%	9.80%	8/15/2029	15,226,556	14,925,671	15,074,290
Soteria Flexibles Corporation (f)(i)	Revolving Credit Facility		-		-	8/15/2029	-	(108,363)	(59,074)
								22,019,008	22,211,399	2.78%
Copper
Copperweld Group, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	10.56%	3/31/2026	37,644,023	37,102,692	37,493,447
Copperweld Group, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	10.56%	3/31/2026	2,138,257	2,069,624	2,117,952
								39,172,316	39,611,399	4.98%
Data Processing & Outsourced Services
VRC Companies LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.07%	6/29/2027	34,209,627	33,942,818	34,038,579
								33,942,818	34,038,579	4.28%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Diversified Financial Services
Benefit Plan Administrators Of Eau Claire, LLC (j)(l)	Term Loan	SOFR	+	5.00%	9.31%	11/1/2030	7,239,919	$7,154,189	$7,149,420
Benefit Plan Administrators Of Eau Claire, LLC (f)(j)	Revolving Credit Facility		-		-	11/1/2030	-	(14,090)	(15,121)
Benefit Plan Administrators Of Eau Claire, LLC (f)(j)	Delayed Draw Term Loan		-		-	11/1/2030	-	(23,480)	(25,202)
Benefit Plan Administrators Of Eau Claire, LLC (j)	Term Loan	SOFR	+	5.00%	9.32%	11/1/2030	1,000,000	987,648	987,500
CUB Financing Intermediate, LLC (k)(l)	Term Loan	SOFR	+	4.75%	9.05%	6/28/2030	5,113,194	5,066,865	5,097,855
CUB Financing Intermediate, LLC (f)(k)	Delayed Draw Term Loan		-		-	6/28/2030	-	(10,396)	-
STG Distribution, LLC (h)(l)(m)	Term Loan	SOFR	+	8.25% (7.25% PIK)	12.67%	10/3/2029	17,180,901	16,307,947	17,026,273
								29,468,683	30,220,725	3.80%
Diversified Support Services
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.50%	9.95%	6/1/2027	15,538,500	15,314,046	14,544,036
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.50%	9.95%	6/1/2027	14,696,284	14,693,201	13,755,722
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	10.20%	6/1/2027	19,170,542	18,846,393	18,020,310
EverSmith Brands Intermediate Holding Company (i)(l)	Term Loan	SOFR	+	5.00%	9.29%	6/17/2030	525,441	518,348	495,491
EverSmith Brands Intermediate Holding Company (f)(i)	Delayed Draw Term Loan	SOFR	+	5.00%	9.29%	6/17/2030	29,412	26,813	10,993
EverSmith Brands Intermediate Holding Company (f)(i)	Revolving Credit Facility		-		-	6/17/2030	-	(1,345)	(5,868)
Identiti Resources LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.29%	11/1/2029	12,436,964	12,262,704	12,287,721
Identiti Resources LLC (i)	Delayed Draw Term Loan	SOFR	+	5.00%	9.30%	11/1/2029	5,098,494	5,027,616	5,037,312
Identiti Resources LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	11/1/2029	347,625	315,642	319,815
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	6.25%	10.70%	12/30/2025	33,269,494	33,087,960	30,907,360
MRI Acquisitions, Inc (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	10.70%	12/30/2025	666,667	654,346	489,167
National Power, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.32%	10/31/2029	1,372,327	1,359,517	1,366,838
National Power, LLC (f)(i)	Delayed Draw Term Loan		-		-	10/31/2029	-	(6,863)	(2,989)
National Power, LLC (f)(i)	Revolving Credit Facility		-		-	10/31/2029	-	(3,428)	(1,494)
Perimeter Solutions Group, LLC (i)(l)	Term Loan	SOFR	+	4.50%	8.80%	10/2/2030	12,036,872	11,895,993	11,964,650
Perimeter Solutions Group, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	4.50%	8.82%	10/2/2030	2,127,123	2,091,217	2,114,348
Perimeter Solutions Group, LLC (f)(i)	Revolving Credit Facility		-		-	10/2/2030	-	(43,098)	(22,500)
								116,039,062	111,280,912	13.99%
Electrical Components & Equipment
Luminii LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.31%	3/21/2030	6,703,297	6,603,213	6,602,747
Luminii LLC (f)(i)	Delayed Draw Term Loan		-		-	3/21/2030	-	(32,773)	(32,967)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Luminii LLC (f)(i)	Revolving Credit Facility		-		-	3/21/2030	-	$(16,385)	$(16,484)
Warshaw Opco LLC (i)	Term Loan	SOFR	+	5.50%	9.80%	3/27/2030	747,049	735,867	735,843
Warshaw Opco LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.50%	9.80%	3/27/2030	28,668	25,136	25,126
								7,315,058	7,314,265	0.92%
Electronic Components
AEP Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR	+	6.50% (1.90% PIK)	10.96%	10/5/2027	24,553,139	24,106,971	22,048,719
AEP Passion Intermediate Holdings, Inc. (i)	Delayed Draw Term Loan	SOFR	+	6.50% (1.90% PIK)	10.96%	10/5/2027	1,359,492	1,336,543	1,220,824
AEP Passion Intermediate Holdings, Inc. (f)(i)	Revolving Credit Facility	SOFR	+	6.50% (1.90% PIK)	10.95%	10/5/2027	1,204,456	1,174,416	1,029,353
EDS Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.05%	1/10/2029	905,688	890,615	905,688
EDS Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	1/10/2029	-	(1,353)	-
								27,507,192	25,204,584	3.16%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.54%	11/4/2030	23,301,408	22,969,513	22,951,887
Principal Lighting Group Holdings, LLC (f)(i)	Revolving Credit Facility		-		-	11/4/2030	-	(43,515)	(46,595)
								22,925,998	22,905,292	2.88%
Environmental & Facilities Services
Dragonfly Pond Works (i)	Term Loan	SOFR	+	5.25%	9.55%	8/16/2030	2,978,034	2,936,874	2,978,034
Dragonfly Pond Works (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.54%	8/16/2030	341,307	315,398	341,307
Dragonfly Pond Works (f)(i)	Revolving Credit Facility		-		-	8/16/2030	-	(11,782)	-
Pave America Interco, LLC (i)(l)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	39,643,216	38,876,192	39,563,930
Pave America Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	5,677,764	5,565,409	5,666,408
Pave America Interco, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.50%	9.95%	2/7/2028	1,884,422	1,815,543	1,876,884
Pave America Interco, LLC (i)(l)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	992,500	967,953	990,515
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	5.00%	9.30%	12/1/2028	23,813,165	23,327,021	23,813,165
Ruppert Landscape, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	5.00%	9.31%	12/1/2028	6,216,957	6,065,290	6,216,957
Ruppert Landscape, LLC (f)(j)	Revolving Credit Facility		-		-	12/1/2028	-	(83,107)	-
								79,774,791	81,447,200	10.22%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Facilities
Infusion Services Management, LLC (i)(l)	Term Loan	SOFR	+	6.50%	10.80%	7/7/2028	18,757,649	$18,352,669	$18,757,649
Infusion Services Management, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.50%	10.80%	7/7/2028	6,214,170	6,106,688	6,214,170
Infusion Services Management, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.50%	10.82%	7/7/2028	2,358,045	2,304,485	2,358,045
Infusion Services Management, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.30%	7/7/2028	4,790,741	4,709,794	4,761,996
								31,473,636	32,091,860	4.04%
Health Care Services
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	5.00%	9.32%	7/2/2031	20,195,177	19,911,777	20,195,177
AB Centers Acquisition Corporation (f)(j)	Delayed Draw Term Loan	SOFR	+	5.00%	9.32%	7/2/2031	1,120,756	1,087,261	1,120,756
AB Centers Acquisition Corporation (f)(j)	Revolving Credit Facility		-		-	7/2/2031	-	(26,549)	-
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	5.00%	9.32%	7/2/2031	1,000,000	995,228	1,000,000
BeBright MSO, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.05%	6/3/2030	9,590,293	9,504,262	9,571,113
BeBright MSO, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.75%	10.05%	6/3/2030	7,251,470	7,183,208	7,236,078
BeBright MSO, LLC (f)(i)	Revolving Credit Facility		-		-	6/3/2030	-	(16,702)	(3,865)
CareRing Health, LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	10.31%	5/4/2028	6,549,951	6,534,699	6,405,852
CareRing Health, LLC (j)(l)	Term Loan	SOFR	+	6.00%	10.31%	5/4/2028	28,168,966	27,769,364	27,549,248
DPT Management, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.57%	12/18/2027	1,795,500	1,779,048	1,777,545
DPT Management, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/18/2027	-	(3,774)	(4,167)
DPT Management, LLC (f)(i)	Revolving Credit Facility		-		-	12/18/2027	-	(2,263)	(2,500)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	10.74%	1/3/2029	37,930,900	37,264,962	37,930,900
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	10.78%	1/3/2029	8,931,818	8,776,075	8,931,818
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)	Revolving Credit Facility		-		-	1/3/2029	-	(43,136)	-
Future Care Associates LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.67%	12/30/2028	29,325,000	28,804,390	28,914,450
Future Care Associates LLC (i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.67%	12/30/2028	24,652,500	24,227,291	24,307,365
Future Care Associates LLC (f)(i)	Revolving Credit Facility		-		-	12/30/2028	-	(79,804)	(70,000)
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.47%	12/15/2028	6,598,125	6,459,667	6,584,929
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	9.47%	12/15/2028	24,500,000	23,992,496	24,451,000
Houseworks Holdings, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.43%	12/15/2028	3,214,343	3,106,012	3,203,163
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.47%	12/15/2028	43,521,641	42,566,156	43,434,597
NE Ortho Management Services, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/13/2030	-	(46,106)	(48,465)
NE Ortho Management Services, LLC (f)(i)	Revolving Credit Facility		-		-	12/13/2030	-	(11,520)	(12,116)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
NE Ortho Management Services, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.30%	12/13/2030	5,250,404	$5,174,618	$5,171,648
NE Ortho Management Services, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/13/2030	-	(17,290)	(18,174)
The Smilist DSO, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	21,088,764	20,688,342	21,088,764
The Smilist DSO, LLC (f)(i)	Revolving Credit Facility		-		-	4/4/2029	-	(20,814)	-
The Smilist DSO, LLC (i)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	4,578,557	4,493,556	4,578,557
The Smilist DSO, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	5,701,418	5,594,216	5,701,418
The Smilist DSO, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	4/4/2029	61,399	56,412	58,092
Tiger Healthcare Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	2/27/2030	74,210	72,340	73,282
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.30%	2/27/2030	2,475,000	2,426,862	2,445,300
Tiger Healthcare Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.00%	10.30%	2/27/2030	1,125,000	1,083,389	1,098,000
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.17%	12/12/2028	33,611,338	33,146,470	33,611,338
VIP Medical US Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	12/12/2028	-	(96,723)	-
VIP Medical US Buyer, LLC (i)	Delayed Draw Term Loan	SOFR	+	5.75%	10.17%	12/12/2028	8,047,250	7,943,790	8,047,250
								330,277,210	334,328,353	42.04%
Health Care Supplies
C2DX, Inc (i)(l)	Term Loan	SOFR	+	5.50%	9.81%	3/19/2030	520,169	513,389	520,169
C2DX, Inc (f)(i)	Revolving Credit Facility	SOFR	+	5.50%	9.81%	3/19/2030	15,254	13,555	15,254
C2DX, Inc (f)(i)	Delayed Draw Term Loan	SOFR	+	5.50%	9.80%	3/19/2030	288,136	283,871	288,136
Premier Dental Products Company LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.30%	1/31/2031	3,125,000	3,079,098	3,078,125
Premier Dental Products Company LLC (f)(i)	Delayed Draw Term Loan		-		-	1/31/2031	-	(9,123)	(9,375)
Premier Dental Products Company LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.30%	1/31/2031	312,500	303,358	303,125
								4,184,148	4,195,434	0.54%
Health Care Technology
Harmony Hit US Holdings Inc (i)(l)	Term Loan	SOFR	+	5.00%	9.32%	12/3/2030	17,728,418	17,515,951	17,506,813
Harmony Hit US Holdings Inc (f)(i)	Delayed Draw Term Loan		-		-	12/3/2030	-	(21,293)	(22,486)
Harmony Hit US Holdings Inc (f)(i)	Revolving Credit Facility		-		-	12/3/2030	-	(35,781)	(37,810)
RxStrategies, Inc (i)(l)	Term Loan	SOFR	+	5.25%	9.54%	8/12/2030	20,745,112	20,458,683	20,724,367
RxStrategies, Inc (f)(i)	Revolving Credit Facility		-		-	8/12/2030	-	(50,408)	(3,750)
								37,867,152	38,167,134	4.81%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.47%	12/13/2027	48,375,000	$48,018,877	$48,374,995
Astro Acquisition LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.50%	9.81%	12/13/2027	3,250,000	3,250,000	3,250,000
Double E Company, LLC (i)(l)	Term Loan	SOFR	+	6.75% (2.75% PIK)	11.20%	6/21/2028	15,974,341	15,854,349	14,025,472
Double E Company, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.75%	11.20%	6/21/2028	2,202,643	2,202,643	1,912,423
Endurance PT Technology Buyer Corporation (i)(l)	Term Loan	SOFR	+	5.50%	9.82%	2/28/2030	4,213,748	4,141,021	4,213,748
Endurance PT Technology Buyer Corporation (f)(i)	Revolving Credit Facility		-		-	2/28/2030	-	(50,707)	-
Endurance PT Technology Buyer Corporation (i)(l)	Term Loan	SOFR	+	5.25%	9.57%	2/28/2030	992,500	976,915	986,545
LA-CO Industries, Inc (i)(l)	Term Loan	SOFR	+	5.00%	9.30%	7/2/2030	9,098,764	8,975,231	9,007,777
LA-CO Industries, Inc (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	7/2/2030	190,114	180,102	182,510
Lake Air Products, LLC (i)(l)	Term Loan	SOFR	+	7.00%	11.45%	1/9/2029	35,967,769	35,327,199	35,680,027
Lake Air Products, LLC (f)(i)	Revolving Credit Facility		-		-	1/9/2029	-	(95,554)	(48,000)
Lamons Manufacturing And Service Company (i)(m)	Term Loan	SOFR	+	6.50%	10.94%	12/20/2025	985,000	976,074	970,225
								119,756,150	118,555,722	14.89%
Insurance Brokers
Alera Group, Inc. (j)(l)	Term Loan	SOFR	+	5.25%	9.57%	9/30/2028	4,875,000	4,810,951	4,875,000
Alera Group, Inc. (j)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	9.57%	9/30/2028	9,779,375	9,653,892	9,779,375
								14,464,843	14,654,375	1.84%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(j)	Revolving Credit Facility		-		-	11/6/2029	-	(114,415)	-
WCI-BXC Purchaser, LLC (j)(l)	Term Loan	SOFR	+	6.25%	10.55%	11/6/2030	23,162,795	22,665,323	23,162,795
								22,550,908	23,162,795	2.91%
Office Services & Supplies
MSE Supplies, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.31%	8/14/2030	5,740,385	5,647,901	5,717,423
MSE Supplies, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	8/14/2030	57,692	35,014	51,923
								5,682,915	5,769,346	0.73%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR	+	6.25%	10.55%	10/18/2029	966,296	946,574	927,644
CCI Prime, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.25%	10.55%	10/18/2029	342,699	334,362	325,556
CCI Prime, LLC (f)(i)	Revolving Credit Facility		-		-	10/18/2029	-	(66,713)	(140,000)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Midas Foods International LLC (i)	Term Loan	SOFR	+	6.25%	10.57%	4/30/2029	325,410	$319,841	$322,807
Midas Foods International LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	6.25%	10.57%	4/30/2029	425,164	416,987	421,238
Midas Foods International LLC (f)(i)	Revolving Credit Facility		-		-	4/30/2029	-	(2,686)	(1,311)
Sabrosura Foods, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.32%	8/22/2029	33,027,815	32,580,695	32,003,952
Sabrosura Foods, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.00%	9.32%	8/22/2029	155,986	125,424	49,829
Sabrosura Foods, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	8/22/2029	2,795,797	2,688,819	2,545,789
SHF Holdings, Inc (i)(l)	Term Loan	SOFR	+	5.50%	9.80%	1/22/2030	17,608,043	17,351,790	17,343,923
SHF Holdings, Inc (f)(i)	Revolving Credit Facility		-		-	1/22/2030	-	(33,894)	(35,217)
								54,661,199	53,764,210	6.76%
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.75%	11.15%	1/13/2029	32,340,000	31,763,778	32,307,660
Bron Buyer, LLC (f)(i)	Revolving Credit Facility		-		-	1/13/2029	-	(79,679)	(5,000)
FirmaPak Intermediary LLC (i)	Term Loan	SOFR	+	5.50%	9.82%	2/4/2031	583,333	576,183	576,042
FirmaPak Intermediary LLC (f)(i)	Revolving Credit Facility		-		-	2/4/2031	-	(1,691)	(1,736)
FirmaPak Intermediary LLC (f)(i)	Delayed Draw Term Loan		-		-	2/4/2031	-	(3,384)	(3,472)
								32,255,207	32,873,494	4.13%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR	+	7.00%	11.46%	12/21/2028	44,054,452	42,412,395	44,054,452
Alcami Corporation (i)(l)	Delayed Draw Term Loan	SOFR	+	7.00%	11.42%	12/21/2028	3,961,627	3,821,160	3,961,627
Alcami Corporation (f)(i)	Revolving Credit Facility	SOFR	+	7.00%	11.42%	12/21/2028	550,685	307,104	550,685
								46,540,659	48,566,764	6.11%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)	Term Loan	SOFR	+	4.75%	9.05%	7/16/2030	3,452,530	3,405,423	3,438,720
NAM Acquisition Co LLC (f)(j)	Delayed Draw Term Loan		-		-	7/16/2030	-	(6,397)	-
NAM Acquisition Co LLC (f)(j)	Revolving Credit Facility		-		-	7/16/2030	-	(6,388)	(1,928)
RPX Corporation (i)	Term Loan	SOFR	+	5.25%	9.56%	8/2/2030	9,137,755	9,012,048	9,128,617
RPX Corporation (f)(i)	Revolving Credit Facility		-		-	8/2/2030	-	(10,913)	(816)
								12,393,773	12,564,593	1.58%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)	Revolving Credit Facility	SOFR	+	4.75%	9.05%	12/23/2027	2,208,589	2,208,589	2,177,914
Refresh Buyer LLC (j)(l)	Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	14,282,209	14,177,379	14,139,387

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	2,153,374	$2,153,374	$2,131,840
Refresh Buyer LLC (j)(l)	Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	34,242,857	33,774,316	33,900,429
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	4,906,832	4,842,553	4,857,764
								57,156,211	57,207,334	7.19%
Specialized Consumer Services
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR	+	5.25%	9.55%	6/13/2031	16,104,607	15,956,879	15,750,306
Mustang Prospects Purchaser LLC (f)(j)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	6/13/2031	2,062,021	2,035,722	1,987,293
Mustang Prospects Purchaser LLC (f)(j)	Revolving Credit Facility	SOFR	+	5.25%	9.55%	6/13/2031	142,099	121,074	89,996
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	8,094,262	7,924,384	7,964,754
Quick Roofing Acquisition, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.75%	10.15%	12/22/2029	3,400,000	3,230,833	3,264,000
Quick Roofing Acquisition, LLC (i)	Delayed Draw Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	2,962,764	2,902,362	2,915,360
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	493,712	486,700	485,813
Quick Roofing Acquisition, LLC (f)(i)	Delayed Draw Term Loan		-		-	12/22/2029	-	(4,711)	(5,556)
Roofing Services Solutions LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.56%	11/27/2029	10,390,625	10,243,207	10,234,766
Roofing Services Solutions LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	11/27/2029	2,327,500	2,239,655	2,233,837
Roofing Services Solutions LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.56%	11/27/2029	416,667	372,747	369,792
SCP WQS Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.55%	10/2/2028	4,307,181	4,233,897	4,307,181
SCP WQS Buyer, LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	10/2/2028	6,818,585	6,688,936	6,818,585
SCP WQS Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.55%	10/2/2028	783,331	726,707	783,331
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR	+	5.00%	9.30%	5/6/2029	1,890,476	1,862,203	1,882,914
Solid Ground Solutions Acquisitions Inc (f)(i)	Delayed Draw Term Loan	SOFR	+	5.00%	9.30%	5/6/2029	833,333	810,090	830,000
Solid Ground Solutions Acquisitions Inc (f)(i)	Revolving Credit Facility		-		-	5/6/2029	-	(8,564)	(2,381)
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	10.65%	11/3/2028	15,163,852	14,957,826	13,632,303
USW Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	10.65%	11/3/2028	14,333,236	14,145,603	12,885,580
USW Buyer, LLC (f)(i)	Revolving Credit Facility	SOFR	+	6.25%	10.65%	11/3/2028	3,030,000	2,967,229	2,525,000
								91,892,779	88,952,874	11.19%
Trading Companies & Distributors
All States AG Parts LLC (i)(l)	Term Loan	SOFR	+	6.50% (0.50% PIK)	11.06%	9/1/2026	23,955,327	23,690,729	23,045,024
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR	+	5.25%	9.70%	8/22/2028	29,000,000	28,626,493	29,000,000
Belt Power Holdings LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	9.72%	8/22/2028	6,728,547	6,665,933	6,728,547
Belt Power Holdings LLC (f)(i)	Revolving Credit Facility	SOFR	+	5.25%	9.70%	8/22/2028	2,393,162	2,352,830	2,393,162

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR	+	5.50%	9.80%	9/30/2029	1,998,884	$1,971,271	$1,972,898
Erosion Intermediate Holdings LLC (f)(i)	Delayed Draw Term Loan	SOFR	+	5.50%	9.80%	9/30/2029	801,562	747,077	749,356
Erosion Intermediate Holdings LLC (f)(i)	Revolving Credit Facility		-		-	9/30/2029	-	(18,106)	(17,411)
MoboTrex, LLC (i)(l)	Term Loan	SOFR	+	5.00%	9.31%	6/7/2030	2,189,541	2,151,190	2,163,267
MoboTrex, LLC (f)(i)	Revolving Credit Facility		-		-	6/7/2030	-	(6,133)	(4,235)
MoboTrex, LLC (f)(i)	Delayed Draw Term Loan		-		-	6/7/2030	-	(1,538)	(938)
								66,179,746	66,029,670	8.31%
Total First Lien Debt								1,582,487,446	1,578,990,328	198.51%
Second Lien Debt
Diversified Financial Services
STG Distribution, LLC (h)(l)(m)	Term Loan	SOFR	+	7.25% (6.50% PIK)	11.92%	9/30/2029	37,169,512	37,169,512	25,758,472
								37,169,512	25,758,472	3.24%
Total Second Lien Debt								37,169,512	25,758,472	3.24%
Equity
Aerospace & Defense
HITCO Parent, LLC (o)	Class A Units						8,723	109,890	115,403
Insight Technology Enterprises LLC (o)	Preferred Units						9,657	15,576	15,576
								125,466	130,979	0.01%
Air Freight & Logistics
REP RO Coinvest IV-A, L.P. (m)(o)	Equity Units						800,000	800,000	424,000
SCP 3PL Topco, LLC (m)(o)	Common Units						69	346	346
SCP 3PL Topco, LLC (m)(o)	Class B Units						7	6,580	6,892
								806,926	431,238	0.05%
Building Products
Copperweld Investor, LLC (o)	Class A Common Units						600,000	1,500,000	1,212,000
								1,500,000	1,212,000	0.15%
Diversified Support Services
Air Control Concepts Holdings, L.P (m)(o)	Class A-1 Units						33,715	337,148	1,145,629
Identiti Holdings LLC (o)	Class A Units						115,875	115,875	121,669
KLC Fund 1022-CI-A LP (m)(o)	Equity Interest							750,000	885,150
Perimeter Solutions Holdings, LP (o)	Common Units						111,732	111,732	115,084
								1,314,755	2,267,532	0.28%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electrical Components & Equipment
Warshaw Holdings, LLC (o)	Common Units				17	$8,432	$8,432
Warshaw Holdings, LLC (o)	Series A Preferred Units				17	8,432	8,432
						16,864	16,864	0.00%
Electronic Components
APCT Parent, L.P. (o)	Class A Units				1,500	1,500,000	29,910
APCT Parent, L.P. (o)	Class C Units				76	38,419	41,461
APCT Parent, L.P. (o)	Class C Units				213	76,841	82,059
						1,615,260	153,430	0.02%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (o)	Class A Units				131,272	131,272	145,712
Erosion Holdings, LLC (o)	Class A Units				134	133,930	111,978
						265,202	257,690	0.03%
Health Care Services
DPT Management, LLC (o)	Preferred Units				10,753	33,333	33,226
NE Ortho Holdings, LLC (o)	Class B Membership Units				57	56,540	53,672
Personal Care (ITC) Holdings, LLC (o)	Class A Units				187,961	1,879,621	2,076,969
Tiger Healthcare Holdings, LLC (o)	Class A Interest				97,500	125,000	108,225
VIP Medical Holdings, LLC (o)	Class A Units				1,000,000	10	10
VIP Medical Holdings, LLC (o)	Series A Preferred Units				1,000,000	1,000,000	1,120,000
						3,094,504	3,392,102	0.42%
Health Care Technology
RXS Enterprises LLC (o)	Preferred Units				57,423	308,494	327,313
RXS Enterprises LLC (o)	Senior Preferred Units				92,147	92,147	92,147
						400,641	419,460	0.05%
Human Resource & Employment Services
FCA Partners LLC (m)(o)	Common Units				839,085	4	8
FCA Partners LLC (m)(o)	Class A Preferred Units				839,085	839,085	486,669
						839,089	486,677	0.06%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)	Class A Common Units				1,000	$1,000,000	$93,200
Double E Equity, L.P. (m)(o)	Class A Preferred Units				18	17,500	20,156
Endurance PT Technology Holdings LLC (o)	Common Units				177	17,722	67,337
Endurance PT Technology Holdings LLC (o)	Preferred Units				159	159,499	172,988
Lake Air Products, LLC (m)(o)	Common Units				1,000,000	1,000,000	700,000
						2,194,721	1,053,681	0.13%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (m)(o)	Equity Interest					608,645	547,297
						608,645	547,297	0.07%
Office Services & Supplies
MSE Acquisitions, Inc (o)	Series A Preferred Stock				288	288,462	323,966
						288,462	323,966	0.04%
Packaged Foods & Meats
CCI Prime Holdings, LLC (o)	Series A Preferred Units				92	92,025	60,143
MFI Group Holdings LLC (o)	Class A Units				19	19,393	20,158
Sabrosura Super Holdings LLC (o)	Class A Interests				323,750	388,500	284,900
						499,918	365,201	0.05%
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (o)	Class A Units				1,000	1,000,000	878,250
						1,000,000	878,250	0.11%
Specialized Consumer Services
Mustang Prospects Holdco, LLC (o)	Class A Units				1,047	1,047,049	1,315,209
Mustang Prospects Holdco, LLC (o)	Class B Units				1,047,081	42,514	293,183
NAM Group Holdings, LLC (o)	Class A Units				84,337	84,337	94,458
Quick Roofing Topco, LLC (o)	Class A Interest				327,869	327,869	931,148
Roofing Services Solutions Holdings LLC (o)	Common Units				166	-	80,488
Roofing Services Solutions Holdings LLC (o)	Series A Preferred Units				166	208,334	208,334
Solid Ground Solutions Investment LLC (o)	Class A Units				119,048	119,048	140,476
USW Holdings, LLC (o)	Class A-1 Units				694	718,048	275,814
						2,547,199	3,339,110	0.43%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,271,725	$1,395,332	$2,085,628
MoboTrex Ultimate Holdings, LLC (o)	Class A-2 Units				104,971	104,971	157,457
						1,500,303	2,243,085	0.28%
Total Equity						18,617,955	17,518,562	2.18%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 4.20% (g)(n)	Investor Class Units				28,298,305	28,298,305	28,298,305
						28,298,305	28,298,305	3.56%
Total Money Market Mutual Funds						28,298,305	28,298,305	3.56%
Total Investments -- non-controlled/ non-affiliate						1,666,573,218	1,650,565,667	207.49%
Total Investment Portfolio						$1,666,573,218	$1,650,565,667	207.49%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) or Canadian Overnight Repo Rate Average (CORRA) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025.
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
(g)
The investment was not valued using unobservable inputs and is not considered a Level 3 investment.
(h)
The interest rate floor on these investments as of March 31, 2025 was 1.50%.
(i)
The interest rate floor on these investments as of March 31, 2025 was 1.00%.
(j)
The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(k)
The interest rate floor on these investments as of March 31, 2025 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2025, non-qualifying assets amounted to $50,534,567 which represents 2.9% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $17,518,562 or 2.2% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023	337,148
APCT Parent, L.P.	Class A Units	2/14/2023	1,500,000
APCT Parent, L.P.	Class C Units	8/9/2024	38,419
APCT Parent, L.P.	Class C Units	2/7/2025	76,841
Belt Power Parent, LLC	Class A Units	10/07/2022 - 03/31/2025	1,395,332
Bron Holdings, LLC	Class A Units	1/13/2023	1,000,000
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Copperweld Investor, LLC	Class A Common Units	12/15/2022	1,500,000
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024	17,500
DPT Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	131,272
Endurance PT Technology Holdings LLC	Common Units	02/29/2024 - 06/28/2024	17,722
Endurance PT Technology Holdings LLC	Preferred Units	02/29/2024 - 06/28/2024	159,499
Erosion Holdings, LLC	Class A Units	9/30/2024	133,930
FCA Partners LLC	Common Units	04/17/2023 - 06/07/2024	4
FCA Partners LLC	Class A Preferred Units	04/17/2023 - 06/07/2024	839,085
HITCO Parent, LLC	Class A Units	2/28/2025	109,890
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	15,576
KLC Fund 1022-CI-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products, LLC	Common Units	1/9/2023	1,000,000
MFI Group Holdings LLC	Class A Units	04/30/2024 - 11/15/2024	19,393
MoboTrex Ultimate Holdings, LLC	Class A-2 Units	06/07/2024 - 02/28/2025	104,971
MSE Acquisitions, Inc	Series A Preferred Stock	8/14/2024	288,462
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 02/04/2025	1,047,049
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 02/04/2025	42,514
NAM Group Holdings, LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024	56,540
Perimeter Solutions Holdings, LP	Common Units	10/2/2024	111,732
Personal Care (ITC) Holdings, LLC	Class A Units	02/14/2023 - 10/18/2023	1,879,621
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO Coinvest IV-A, L.P.	Equity Units	12/29/2022	800,000
Roofing Services Solutions Holdings LLC	Common Units	11/27/2024	-
Roofing Services Solutions Holdings LLC	Series A Preferred Units	11/27/2024	208,334
RXS Enterprises LLC	Preferred Units	8/12/2024	308,494
RXS Enterprises LLC	Senior Preferred Units	8/12/2024	92,147
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
SCP 3PL Topco, LLC	Class B Units	11/27/2024	6,580
SCP 3PL Topco, LLC	Common Units	11/27/2024	346
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024	119,048
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
USW Holdings, LLC	Class A-1 Units	11/03/2022 - 01/14/2025	718,048
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022	1,000,000
Warshaw Holdings, LLC	Common Units	3/27/2025	8,432
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	8,432
WCI-BXC Investment Holdings LP	Equity Interest	11/6/2023	608,108
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

On June 1, 2023, the Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024 the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

As of March 31, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.9 million, for each period presented, which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the three months ended March 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total tax benefit of approximately $0.03 million, which was comprised of provision for taxes of a nominal amount related to income, and benefit for deferred tax expense related to unrealized gains on investments of approximately $0.03 million. The Fund did not incur an excise tax for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Fund did not recognize any provisions for taxes, including excise taxes.

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

Interest Income

Interest income, including paid-in-kind interest, is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized into the cost of the investment to which it applies and amortized or accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

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

Non-Accrual Policy

Debt investments may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. For further information regarding the non-accrual status of investments, refer to Note 5. Investments.

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

Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation/(depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the consolidated statements of operations.

New Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Effective for annual periods beginning after December 15, 2024 for public business entities (“PBEs”), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. ASU 2023-09 allows for early adoption and the Fund can elect to apply the amendments on a prospective or retrospective basis. Management is currently evaluating the impact of ASU 2023-09 but does not expect this guidance to materially impact the Fund’s consolidated financial statements.

Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. For the three months ended March 31, 2025 and 2024, unit transaction activity is as follows:

	Three Months Ended March 31,
	2025	2024
	Units	Units
Units issued - contributions during the period	5,152,230	992,063
Units repurchased	(1,952,289)	—
Distributions reinvested	778,204	435,246
Net increase (decrease)	3,978,145	1,427,309

As of the dates indicated, the Fund had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	March 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$820,510,000	$88,825,957	10.8%
Total	$820,510,000	$88,825,957	10.8%

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the three months ended March 31, 2025 and 2024:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

For the Three Months Ended March 31, 2024
January 2, 2024	992,063	$10,000,000
Total capital drawdowns	992,063	$10,000,000

The following tables summarize distributions declared for the three months ended March 31, 2025 and 2024:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
	$0.19	$15,298,214	$7,554,676

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
	$0.19	$12,660,968	$4,412,847

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

The following table summarizes the Unit repurchases completed during the three months ended March 31, 2025:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

For the three months ended March 31, 2024, the Fund did not repurchase any Units from Unit Holders.

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

For the three months ended March 31, 2025 and 2024, management fees were approximately $2.4 million and $2.2 million, respectively.

As of March 31, 2025 and December 31, 2024, approximately $0.8 million was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

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

As compensation for the services of and expenses borne by FDS in its capacity as administrator, commencing on June 9, 2023, the Fund pays an administration fee to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month.

From time to time, FDS (in its capacity as both the Adviser and the Administrator) or its affiliates may pay third-party providers of goods or services. The Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our Unit Holders, subject to the cap on organization and offering expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

For the three months ended March 31, 2025 and 2024, the Fund incurred approximately $0.5 million and $0.4 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, approximately $0.2 million was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2025, the Fund recorded approximately $0.2 million in transfer agent fees, which are included in other general and administrative expenses in the consolidated statements of operations. No transfer agency fees were incurred by the Fund prior to April 1, 2024, the effective date of the fee.

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

On January 1, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement (the “Expense Limitation Agreement”) with the Adviser. The Adviser agrees to pay on a monthly basis Other Operating Expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets (“Expense Limitation”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, administration fee, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses, fees and expenses associated with the Fund’s securities lending program, and dividend expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to shareholders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s shareholders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s directors and officers with respect thereto.

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

In consideration of the Adviser’s agreement to make Expense Payments, at any time during a fiscal year and, to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”).

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

For the three months ended March 31, 2025, approximately $0.1 million was recognized and recorded in expense support on the consolidated statements of operations. For the three months ended March 31, 2024 no expense support was recognized and recorded in expense support on the consolidated statements of operations.

Administrative Agent Expense Allocation Agreement

Fidelity Direct Lending LLC (“FDL”), an affiliate of the Fund, acts as administrative agent for certain of the Fund’s loan investments. As an administrative agent, FDL is responsible for performing loan administrative services on behalf of borrowers and lenders and is entitled to fees for those services. FDL does not retain fees from portfolio companies for providing services with respect to loans in which the Fund has invested. Pursuant to the Amended and Restated Administrative Agent Expense Allocation Agreement (the “Agent Allocation Agreement”), all fees earned and expenses incurred by FDL are transferred pro rata to the Fund and other affiliated funds based on the amounts the funds invested or committed, provided that those expenses shall not exceed the fees received by the Fund by FDL. Any income received or expense incurred is included in other income or other general and administrative expenses, respectively, in the consolidated statements of operations.

Affiliated Investments

There were no affiliated holdings at March 31, 2025 and December 31, 2024.

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC (“FIAMIFM”), as the former General Partner, owned 1,511.41 units and 1,481.96 units of net assets as of March 31, 2025 and December 31, 2024, respectively.

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	March 31, 2025 % Net Assets	December 31, 2024 % Net Assets
Fidelity Capital and Income Fund	46%	48%
Fidelity Advisor Floating Rate High Income Fund	15%	16%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of March 31, 2025 and December 31, 2024.

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

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,582,487,446	$1,578,990,328	95.6%	$1,522,615,486	$1,525,175,632	96.3%
Second Lien Debt	37,169,512	25,758,472	1.6%	46,293,451	37,433,922	2.4%
Equity	18,617,955	17,518,562	1.1%	18,001,364	18,047,546	1.1%
Mutual Funds	28,298,305	28,298,305	1.7%	3,224,421	3,224,421	0.2%
Total Investment	$1,666,573,218	$1,650,565,667	100.0%	$1,590,134,722	$1,583,881,521	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Health Care Services	20.5%	21.4%
Application Software	10.5%	9.4%
Industrial Machinery & Supplies & Components	7.2%	7.7%
Diversified Support Services	6.9%	6.9%
Specialized Consumer Services	5.6%	5.7%
Environmental & Facilities Services	5.0%	5.3%
Trading Companies & Distributors	4.1%	3.9%
Air Freight & Logistics	3.6%	3.3%
Soft Drinks & Non-Alcoholic Beverages	3.5%	3.5%
Diversified Financial Services	3.4%	3.1%
Packaged Foods & Meats	3.3%	2.4%
Pharmaceuticals	2.9%	3.1%
Copper	2.4%	2.5%
Health Care Technology	2.3%	4.6%
Data Processing & Outsourced Services	2.1%	2.2%
Paper & Plastic Packaging Products & Materials	2.0%	3.2%
Health Care Facilities	1.9%	2.0%
Mutual Funds	1.7%	0.2%
Electronic Components	1.5%	1.6%
Life Sciences Tools & Services	1.4%	1.5%
Electronic Manufacturing Services	1.4%	1.4%
Commodity Chemicals	1.3%	0.9%
Aerospace & Defense	1.3%	0.6%
Automotive Parts & Equipment	1.3%	1.4%
Insurance Brokers	0.9%	0.9%
Research & Consulting Services	0.8%	0.8%
Electrical Components & Equipment	0.4%	0.0%
Office Services & Supplies	0.4%	0.4%
Health Care Supplies	0.3%	0.0%
Building Products	0.1%	0.1%
Human Resource & Employment Services	0.0%	0.0%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	March 31, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,618,727,245	98.1%	203.5%	$1,551,974,599	98.0%	205.4%
Australia	31,314,576	1.9%	3.9%	31,393,256	2.0%	4.2%
Canada	523,846	0.0%	0.1%	513,666	0.0%	0.1%
Total	$1,650,565,667	100.0%	207.5%	$1,583,881,521	100.0%	209.7%

As of March 31, 2025 and December 31, 2024, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of March 31, 2025 and December 31, 2024, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,578,990,328	$1,578,990,328
Second Lien Debt	—	—	25,758,472	25,758,472
Equity	—	—	17,518,562	17,518,562
Mutual Funds	28,298,305	—	—	28,298,305
Total Investment	$28,298,305	$—	$1,622,267,362	$1,650,565,667

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,525,175,632	$1,525,175,632
Second Lien Debt	—	—	37,433,922	37,433,922
Equity	—	—	18,047,546	18,047,546
Mutual Funds	3,224,421	—	—	3,224,421
Total Investment	$3,224,421	$—	$1,580,657,100	$1,583,881,521

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,525,175,632	$37,433,922	$18,047,546	$1,580,657,100
Purchases of investments	76,047,054	590,949	616,591	77,254,594
Purchases from increase in investments due to Payment-in-kind	1,601,959	—	—	1,601,959
Proceeds from principal repayments and sales of investments	(19,499,606)	(10,000,000)	—	(29,499,606)
Accretion of discount/ amortization of premium	1,735,149	285,112	—	2,020,261
Net realized gain (loss)	(12,596)	—	—	(12,596)
Net change in unrealized appreciation (depreciation)	(6,057,264)	(2,551,511)	(1,145,575)	(9,754,350)
Fair value, end of period	$1,578,990,328	$25,758,472	$17,518,562	$1,622,267,362
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025	$(6,057,804)	$(2,266,399)	$(1,145,575)	$(9,469,778)

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Purchases of investments	61,410,224	—	288,580	61,698,804
Proceeds from principal repayments and sales of investments	(97,480,307)	—	—	(97,480,307)
Accretion of discount/ amortization of premium	4,455,522	8,972	—	4,464,494
Net realized gain (loss)	(1,036)	—	—	(1,036)
Net change in unrealized appreciation (depreciation)	(7,428,685)	(8,972)	453,218	(6,984,439)
Fair value, end of period	$1,300,263,995	$10,000,000	$17,290,515	$1,327,554,510
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2024	$(6,665,044)	$(8,972)	$453,218	$(6,220,798)

The information used in the above reconciliation represents period to date activity for any investments identified as using Level 3 inputs at either the beginning or the end of the current fiscal period. Transfers in or out of Level 3 represent the beginning value of any security or instrument where a change in the pricing level occurred from the beginning to the end of the period. The cost of purchases may include securities received through corporate actions or exchanges.

The following provides information on Level 3 securities held by the Fund that were valued at March 31, 2025 and December 31, 2024 based on unobservable inputs.

	March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,578,990,328	Market approach	Transaction price	$98.50	$98.50	$98.50	Increase
		Discounted cash flow	Yield	7.9%	20.5%	10.5%	Decrease
Second Lien Debt	25,758,472	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.5	0.5	0.5	Increase
Equities	17,518,562	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.5	16.8	10.7	Increase
		Market approach	Transaction price	$1.61	$500.00	$260.70	Increase
Total	$1,622,267,362

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,525,175,632	Market approach	Transaction price	$98.50	$99.50	$98.62	Increase
		Discounted cash flow	Yield	8.2%	19.5%	10.8%	Decrease
Second Lien Debt	37,433,922	Discounted cash flow	Yield	11.3%	11.3%	11.3%	Decrease
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.50	0.50	0.50	Increase
Equities	18,047,546	Market approach	Transaction price	$3.10	$1,000.00	$77.04	Increase
		Market comparable	Enterprise value / EBITDA multiple (EV/EBITDA)	5.70	17.00	10.70	Increase
Total	$1,580,657,100

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2025, and December 31, 2024, approximates fair value.

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

The following table details the unfunded loan commitments at March 31, 2025:

As of March 31, 2025

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,557,489
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	5,081,518
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,571
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	512,237
Alcami Corporation	Revolving Credit Facility	12/21/2028	6,791,781
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	3,000,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	444,487
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	1,025,641
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	50,847
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,011,474
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	85,890
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	2,937,885
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	2,361,111
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	689,101
Cytracom, LLC	Revolving Credit Facility	6/28/2027	561,798
Double E Company, LLC	Revolving Credit Facility	6/21/2028	176,211
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
DPT Management, LLC	Revolving Credit Facility	12/18/2027	250,000
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	3,159,277
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	103,926
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	3,214,286
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286

As of March 31, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
EverSmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$338,235
EverSmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	5,839,309
FirmaPak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	277,778
FirmaPak Intermediary LLC	Revolving Credit Facility	2/4/2031	138,889
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	2,375,819
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	1,969,873
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	865,242
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	375,920
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	124,611
LA-CO Industries, Inc	Revolving Credit Facility	7/2/2030	570,342
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,197,802
Luminii LLC	Revolving Credit Facility	3/21/2030	1,098,901
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	65,574
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	352,950
MoboTrex, LLC	Delayed Draw Term Loan	6/7/2030	208,451
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,384,615
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,727,298
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,226,225
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/31/2029	747,150
National Power, LLC	Revolving Credit Facility	10/31/2029	373,575
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	807,754
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	2,423,263
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	1,884,422
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,939,554
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,750,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,052,632
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	1,631,579
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	1,250,000
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	312,500
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	5,100,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	505,051
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	3,289,593
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	858,896
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	3,916,667
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,708,333

As of March 31, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	$4,159,091
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,022,727
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	4,347,826
RxStrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	5,269,003
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	1,237,971
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	2,769,301
SHF Holdings, Inc	Revolving Credit Facility	1/22/2030	2,347,826
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	1,547,619
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	158,730
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	115,873
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	938,601
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,125,000
TIGHITCO, Inc	Revolving Credit Facility	2/28/2030	659,341
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	207,420
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,895
Total Unfunded Commitments			$219,727,561

The following table details the unfunded loan commitments as of December 31, 2024:

As of December 31, 2024

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,428,671
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	5,081,518
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,571
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	512,237
Alcami Corporation	Revolving Credit Facility	12/21/2028	6,791,781
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	3,000,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	444,487
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	338,983
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,292,145
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	85,890
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	2,199,662
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	2,361,111
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	1,011,236
Cytracom, LLC	Revolving Credit Facility	6/28/2027	561,798
Double E Company, LLC	Revolving Credit Facility	6/21/2028	202,643
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
DPT Management, LLC	Revolving Credit Facility	12/18/2027	250,000
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	3,500,583
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	3,214,286
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
EverSmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$367,647
EverSmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	2,948,762
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	4,891,392
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	5,098,494
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,317,497
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	865,242
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,332,808
LA-CO Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	65,574
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	283,466
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,298,077
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,727,298
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/31/2029	747,150
National Power, LLC	Revolving Credit Facility	10/31/2029	373,575
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	807,754
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	2,423,263
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	1,177,764
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	2,250,596
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,750,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,052,632
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	2,105,263
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	5,100,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	505,051
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	4,194,570
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,822,086
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	3,916,667
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,916,666
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	4,431,818
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,022,727
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	4,347,826
RxStrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	5,269,003

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	$3,761,897
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	2,769,301
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	2,380,952
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	643,752
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	1,000,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	2,250,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	2,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	1,900,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$232,961,220

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Fund’s asset coverage was 190% and 187%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2025 and 2024, were $876.9 million and $743.0 million, respectively, and 6.51% and 8.18%, respectively. The Fund’s weighted average interest rate paid as of March 31, 2025 and December 31, 2024 was 6.51% and 6.78%, respectively.

The Fund’s outstanding borrowings at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility⁽¹⁾	$1,000,000,000	$884,761,350	$884,761,350
Total	$1,000,000,000	$884,761,350	$884,761,350
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of March 31, 2025 the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility⁽¹⁾	$1,000,000,000	$868,361,752	$868,361,752
Total	$1,000,000,000	$868,361,752	$868,361,752
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2024, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

For the three months ended March 31, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$14,937,346	$15,979,917
Facility unused fees	161,598	258,781
Amortization of financing costs	386,087	580,827
Total Interest Expense	$15,485,031	$16,819,525

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

Note 9. Financial Highlights

The financial highlights for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Per Unit Data
Net asset value per unit, beginning of period	$9.68	$10.08
Net investment income (loss) A	0.33	0.35
Net realized and change in unrealized gain (loss) A	(0.13)	(0.10)
Net increase (decrease) in net assets resulting from operations	0.20	0.25
Distributions	(0.19)	(0.19)
Net asset value per unit, end of period	$9.69	$10.14

	Three Months Ended March 31,
	2025	2024
Ratios:
Net investment income (loss) to average net assets B	13.66%	13.77%
Expenses to average net assets, before reductions B,C	9.96%	11.51%
Expenses to average net assets, after reductions B,C	9.88%	11.51%
Portfolio turnover rate D	1.84%	4.58%
Total return E	2.09%	2.45%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense B,C	1.85%	1.74%
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense B,C	1.77%	1.74%

A. Calculated based on weighted average units outstanding during the period.

B. Annualized.

C. Expense ratios reflect operating expenses of the Fund.

D. The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the average fair value of the portfolio securities, excluding short-term securities.

E. Total returns of less than one year are not annualized.

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to March 31, 2025, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements except as disclosed below.

Capital Commitment Release

On April 1, 2025, the Fund released uncalled capital commitments from a Unit Holder of $12.3 million, equal to 13.82% of unfunded capital commitments as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Fund’s future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund elected to be regulated as a business development company (“BDC”) on June 1, 2023. On June 6, 2023, the Fund elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring Fund’s portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the SEC.

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

Key Components of the Fund’s Results of Operations

Investments

The Fund focuses primarily on directly originated loans to private companies but will also invest in liquid credit investments, such as broadly syndicated loans. The Fund’s level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments the Fund makes.

Revenues

The Fund generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from its equity investments in its portfolio companies. The Fund’s senior and subordinated debt investments bear interest predominantly at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, the Fund’s investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, the Fund may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts (“OIDs”) and market discounts or premiums will be capitalized, and the Fund will accrete or amortize such amounts as interest income. The Fund will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that the Fund expects to collect such amounts.

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

Expense Limitation Agreement

On January 1, 2025, the Fund entered into Expense Limitation Agreement with the Adviser. The Adviser agrees to pay on a monthly basis Other Operating Expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets (“Expense Limitation”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, administration fee, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses, fees and expenses associated with the Fund’s securities lending program, and dividend expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to shareholders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s shareholders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s directors and officers with respect thereto. For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Expenses and Transactions with Affiliates.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2025	2024
Investments:
Total investments, beginning of period	$1,590,134,722	$1,371,453,021
New investments purchased	77,254,594	61,698,804
Payment-in-kind interest capitalized	1,601,959	—
Net purchases (sales) of short-term securities	25,073,884	4,241,089
Net accretion of discount on investments	2,020,261	4,464,494
Net realized gain (loss) on investments	(12,596)	(1,036)
Investments sold or repaid	(29,499,606)	(97,480,307)
Total Investments, End of Period	$1,666,573,218	$1,344,376,065

Number of portfolio companies	84	47
Weighted average yield on debt, at amortized cost(1)	10.10%	11.59%
Weighted average yield on debt, at fair value(2)	10.08%	11.52%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%
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

Our investments consisted of the following:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,582,487,446	$1,578,990,328	95.6%	$1,522,615,486	$1,525,175,632	96.3%
Second Lien Debt	37,169,512	25,758,472	1.6%	46,293,451	37,433,922	2.4%
Equity	18,617,955	17,518,562	1.1%	18,001,364	18,047,546	1.1%
Mutual Funds	28,298,305	28,298,305	1.7%	3,224,421	3,224,421	0.2%
Total Investment	$1,666,573,218	$1,650,565,667	100.0%	$1,590,134,722	$1,583,881,521	100.0%

As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Health Care Services	20.5%	21.4%
Application Software	10.5%	9.4%
Industrial Machinery & Supplies & Components	7.2%	7.7%
Diversified Support Services	6.9%	6.9%
Specialized Consumer Services	5.6%	5.7%
Environmental & Facilities Services	5.0%	5.3%
Trading Companies & Distributors	4.1%	3.9%
Air Freight & Logistics	3.6%	3.3%
Soft Drinks & Non-Alcoholic Beverages	3.5%	3.5%
Diversified Financial Services	3.4%	3.1%
Packaged Foods & Meats	3.3%	2.4%
Pharmaceuticals	2.9%	3.1%
Copper	2.4%	2.5%
Health Care Technology	2.3%	4.6%
Data Processing & Outsourced Services	2.1%	2.2%
Paper & Plastic Packaging Products & Materials	2.0%	3.2%
Health Care Facilities	1.9%	2.0%
Mutual Funds	1.7%	0.2%
Electronic Components	1.5%	1.6%
Life Sciences Tools & Services	1.4%	1.5%
Electronic Manufacturing Services	1.4%	1.4%
Commodity Chemicals	1.3%	0.9%
Aerospace & Defense	1.3%	0.6%
Automotive Parts & Equipment	1.3%	1.4%
Insurance Brokers	0.9%	0.9%
Research & Consulting Services	0.8%	0.8%
Electrical Components & Equipment	0.4%	0.0%
Office Services & Supplies	0.4%	0.4%
Health Care Supplies	0.3%	0.0%
Building Products	0.1%	0.1%
Human Resource & Employment Services	0.0%	0.0%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	March 31, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,618,727,245	98.1%	203.5%	$1,551,974,599	98.0%	205.4%
Australia	31,314,576	1.9%	3.9%	31,393,256	2.0%	4.2%
Canada	523,846	0.0%	0.1%	513,666	0.0%	0.1%
Total	$1,650,565,667	100.0%	207.5%	$1,583,881,521	100.0%	209.7%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Rating	Fair Value	Fair Value
1	$—	$—
2	1,471,500,742	1,426,401,159
3	133,248,058	136,208,395
4	—	—
5	—	—
Total	$1,604,748,800	$1,562,609,554

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended March 31,
	2025	2024
Total investment income	$44,923,848	$43,548,266
Net expenses	18,859,365	19,825,303
Net Investment Income (Loss) Before Taxes	26,064,483	23,722,963
Provision (benefit) for income and excise taxes	140	—
Net Investment Income (Loss) After Taxes	26,064,343	23,722,963
Net realized gain (loss)	(12,772)	(1,036)
Net change in unrealized appreciation (depreciation)	(9,721,894)	(6,984,439)
Net increase (decrease) in net assets resulting from operations	$16,329,677	$16,737,488

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2025	2024
Interest income	$43,960,718	$42,974,009
Other income	845,552	402,719
Dividend income	117,578	171,538
Total Investment Income	$44,923,848	$43,548,266

For the three months ended March 31, 2025, total investment income was $44.9 million, primarily driven by the continued capital deployment of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.7 billion as of March 31, 2025 and its weighted average yield on debt and income producing investments, at fair value, was 10.08%. For the three months ended March 31, 2024, total investment income was $43.5 million, driven by the Fund’s deployment of capital and the performance of the investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.3 billion as of March 31, 2024 and its weighted average yield on debt and income producing investments, at fair value, was 11.52%.

The elevated interest rate environment of 2023 remained for most of 2024 with the Secured Overnight Financing Rate (“SOFR”) remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. Initially, during 2024, spreads in the lower and core middle market, the Fund’s primary area of focus, modestly compressed but then largely stabilized by the end of the year. During the first quarter of fiscal 2025 SOFR remained at approximately 4.30%, compared to approximately 5.40% during the first quarter of fiscal 2024. While interest rates are considered when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$15,485,031	$16,819,525
Management fees	2,420,506	2,165,851
Administration fees	483,976	433,099
Custodian fees	1,398	778
Board of Directors’ fees	75,999	75,717
Professional fees	319,037	120,368
Other general and administrative expenses	222,605	209,965
Total Expenses Before Reductions	19,008,552	19,825,303
Expense support	(149,187)	—
Net Expenses	18,859,365	19,825,303
Provision (benefit) for income and excise taxes	140	—
Net Expenses Including Taxes	$18,859,505	$19,825,303

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three months ended March 31, 2025 and 2024 was $15.5 million and $16.8 million, respectively. The decrease in interest expense was primarily driven by lower interest rates, partially offset by greater borrowings under the Fund’s credit facility as the Fund continues to grow the portfolio. The weighted average interest rate paid decreased to 6.51% for the three months ended March 31, 2025, compared to 8.18% for the three months ended March 31, 2024. The average principal balance outstanding increased from $743.0 million for the three months ended March 31, 2024 to $876.9 million for the three months ended March 31, 2025.

Management Fees

For the three months ended March 31, 2025 and 2024 management fees were $2.4 million, and $2.2 million, respectively. The increase in management fee was due to increase in the average daily net assets, compared to the three months ended March 31, 2024. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

Other Expenses

For the three months ended March 31, 2025 and 2024, total other expenses were $1.1 million and $0.8 million, respectively. The increase in total other expenses was primarily driven by an increase in administration fees and professional fees driven by the larger portfolio and associated costs with managing the Fund.

Income Taxes, Including Excise Taxes

The Fund has elected to be treated, and intends to qualify annually as, a RIC as defined under Subchapter M of the Internal Revenue Code. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax. To qualify for tax treatment as a RIC, the Fund must, among other things, distribute to its Unit Holders in each taxable year generally at least 90% of the sum of its investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund, among other things, intends to make the requisite distributions to its Unit Holders, which generally relieve it from corporate-level U.S. federal income taxes.

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

As of March 31, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.9 million, for each period presented, which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the three months ended March 31, 2025, the Fund, through wholly-owned subsidiaries recognized a total provision for taxes of approximately $0.03 million, which was comprised of provision for taxes of a nominal amount related to income, and benefit for deferred tax expense related to unrealized gains on investments of approximately $0.03 million. The Fund did not incur an excise tax for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Fund did not recognize any provisions for taxes, including excise taxes. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on non-controlled / non-affiliate investments	$(12,596)	$(1,036)
Net realized gain (loss) on foreign currency transactions	(176)	—
Net Realized Gain (Loss)	$(12,772)	$(1,036)

For the three months ended March 31, 2025, the Fund generated approximately $0.01 million of net realized loss on investments, primarily from the sale of four investments. For the three months ended March 31, 2024, the Fund generated a nominal net realized loss on investments, as shown above, from the sale of one investment.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(9,754,350)	$(6,984,439)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	32,251	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	205	—
Net change in unrealized appreciation (depreciation)	$(9,721,894)	$(6,984,439)

For the three months ended March 31, 2025, the Fund recorded a decrease in the net change in unrealized appreciation (depreciation) primarily due to the performance of a small sub-set of underlying assets and due to market volatility driving spread widening. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further reduced the net change in unrealized depreciation for the first quarter of fiscal 2025. For the three months ended March 31, 2024, the fair value of our debt investments decreased due to the performance of a small sub-set of underlying assets.

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

As of March 31, 2025 and December 31, 2024, the Fund had one asset-based leverage facility.

In order to finance certain investment transactions, the Fund may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Fund sells an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date. During the three months ended March 31, 2025 and 2024, there were no short-term borrowings.

The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 and December 31, 2024, the Fund had an aggregate amount of $884.8 million and $868.4 million of debt outstanding and the Fund’s asset coverage ratio was 190% and 187%, respectively.

Cash as of March 31, 2025, taken together with the Fund’s $115.2 million of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

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

As of March 31, 2025, the Fund had $37.0 million in cash and $28.3 million in short-term liquid investments. During the three months ended March 31, 2025, cash used in operating activities was $55.7 million, primarily as a result of funding portfolio investments, partially offset by sale of investments and principal repayments. Cash provided by financing activities was $58.9 million during the period, primarily as a result of capital called from investors and net borrowings, partially offset by distributions to investors.

During the three months ended March 31, 2024, cash provided by operating activities was $49.2 million, primarily as a result of proceeds from sales of investments and principal repayments offset by funding portfolio investments. Cash used by financing activities was $4.1 million during the period, primarily as a result of distributions to investors, which was offset by capital called from investors.

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

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of March 31, 2025 and December 31, 2024.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	March 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$820,510,000	$88,825,957	10.8%
Total	$820,510,000	$88,825,957	10.8%

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

The following table summarizes total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

For the Three Months Ended March 31, 2024
January 2, 2024	992,063	$10,000,000
Total capital drawdowns	992,063	$10,000,000

Distributions

The following tables summarize distributions declared for the three months ended March 31, 2025 and 2024:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
	$0.19	$15,298,214	$7,554,676

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
	$0.19	$12,660,968	$4,412,847

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

The following table summarizes the Unit repurchases completed during the three months ended March 31, 2025:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

During the three months ended March 31, 2024, there were no repurchases of Units.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2025 and 2024, were $876.9 million and $743.0 million, respectively, and 6.51% and 8.18%, respectively. The Fund’s weighted average interest rate paid as of March 31, 2025 and December 31, 2024 was 6.51%, and 6.78%, respectively.

The Fund’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility⁽¹⁾	$1,000,000,000	$884,761,350	$884,761,350
Total	$1,000,000,000	$884,761,350	$884,761,350
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of March 31, 2025 the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility⁽¹⁾	$1,000,000,000	$868,361,752	$868,361,752
Total	$1,000,000,000	$868,361,752	$868,361,752
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

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $219.7 million and $233.0 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of March 31, 2025, management is not aware of any pending or threatened material litigation.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires the Fund to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

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

Our accounting policy regarding the fair value of the Fund’s investments is critical because the determination of fair value involves subjective judgments and requires the use of estimates. Due to the inherent uncertainty of determining fair value measurements, the fair values of the Fund’s investments may differ from the amounts that it ultimately realizes or collects from sales or maturities of its investments, and the differences could be material.

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

As of March 31, 2025, 100% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statements of assets and liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49,466,192	$26,542,841	$22,923,351
Up 200 basis points	32,977,461	17,695,227	15,282,234
Up 100 basis points	16,488,731	8,847,614	7,641,117
Down 100 basis points	(16,488,731)	(8,847,614)	(7,641,117)
Down 200 basis points	(32,975,887)	(17,695,227)	(15,280,660)
Down 300 basis points	(49,357,856)	(26,542,841)	(22,815,016)

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, the Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Fund’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Capital Drawdowns

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Dividend Reinvestment Plan

During the three months ended March 31, 2025, the Fund issued 5,152,230 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued for reinvestment of distributions was approximately $7.6 million.

Unit Repurchases

The Fund has adopted a unit repurchase program. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

The following table presents the Unit repurchases completed for the three months ended March 31, 2025:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50%

(1)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1).

For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Unit Holder Transactions.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

PART IV

Item 6. Exhibits.

Exhibit Number	Description
3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(1)
3.2	Second Amended and Restated Limited Liability Company Agreement of the Fund.(2)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(1)
Previously filed as Exhibit 3.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 15, 2024.
(2)
Previously filed as Exhibit 3.2 to the Fund's Form 10-K (File No. 814-01645), filed on March 19, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: May 13, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: May 13, 2025	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9916999.100

FDLA-10Q1-0525