Form 10-Q
period 2025-06-30
Fidelity Private Credit Co LLC
filed 2025-08-14
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of units of Registrant’s Common Units, outstanding as of August 7, 2025 was 84,384,780

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,631,264,788 and $1,590,134,722 as of June 30, 2025 and December 31, 2024, respectively)	$1,612,653,165	$1,583,881,521
Cash	15,813,633	33,804,984
Foreign cash (cost $25,966 and $14,073 as of June 30, 2025 and December 31, 2024, respectively)	25,637	13,914
Deferred financing costs	10,209,289	6,507,716
Receivables from sales and paydowns of investments	2,896,229	3,099,283
Interest receivable	30,004,428	14,127,573
Prepaid expenses and other assets	35,667	146,324
Total Assets	$1,671,638,048	$1,641,581,315
Liabilities
Debt	850,381,862	868,361,752
Due to custodian	—	155,575
Payable for purchases of investments	409,451	319,262
Interest payable	13,158,199	14,820,731
Management fee payable	833,502	797,625
Due to affiliates, net	172,164	188,679
Other accounts payable and accrued liabilities	1,058,806	1,391,913
Total Liabilities	$866,013,984	$886,035,537
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	816,031,514	763,124,223
Total distributable earnings (loss)	(10,407,450)	(7,578,445)
Total Net Assets	$805,624,064	$755,545,778
Total Liabilities and Net Assets	$1,671,638,048	$1,641,581,315
Net Asset Value per unit (83,534,497 and 78,091,599 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	$9.64	$9.68

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
From non-controlled / non-affiliate investments
Interest income	$43,779,495	$43,944,953	$87,740,213	$86,918,962
Dividend income	546,466	190,009	664,044	361,547
Other income	338,092	826,878	1,183,644	1,229,597
Total Investment Income	44,664,053	44,961,840	89,587,901	88,510,106
Expenses
Interest expense	15,632,279	16,766,371	31,117,310	33,585,896
Management fees	2,486,935	2,182,902	4,907,441	4,348,753
Administration fees	497,299	436,500	981,275	869,599
Custodian fees	828	556	2,226	1,334
Board of Directors’ fees	98,690	70,983	174,689	146,700
Professional fees	410,903	278,749	729,940	399,117
Other general and administrative expenses	226,262	341,880	448,867	551,845
Total Expenses Before Reductions	19,353,196	20,077,941	38,361,748	39,903,244
Expense support	(227,677)	(216,925)	(376,864)	(216,925)
Net Expenses	19,125,519	19,861,016	37,984,884	39,686,319
Net Investment Income (Loss) Before Taxes	25,538,534	25,100,824	51,603,017	48,823,787
Net change in provision (benefit) for income and excise taxes	137,584	—	137,724	—
Net Investment Income (Loss) After Taxes	25,400,950	25,100,824	51,465,293	48,823,787
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	774,134	—	761,538	(1,036)
Net realized gain (loss) on foreign currency transactions	360	—	184	—
Net realized gain (loss)	774,494	—	761,722	(1,036)
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(2,604,072)	2,333,031	(12,358,422)	(4,651,408)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(106,625)	(1,079,996)	(74,374)	(1,079,996)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(368)	—	(163)	—
Net change in unrealized appreciation (depreciation)	(2,711,065)	1,253,035	(12,432,959)	(5,731,404)
Net Realized and Change in Unrealized Gains (Losses)	(1,936,571)	1,253,035	(11,671,237)	(5,732,440)
Net Increase (Decrease) in Net Assets Resulting from Operations	$23,464,379	$26,353,859	$39,794,056	$43,091,347

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$25,400,950	$25,100,824	$51,465,293	$48,823,787
Net realized gain (loss)	774,494	—	761,722	(1,036)
Net change in unrealized appreciation (depreciation)	(2,711,065)	1,253,035	(12,432,959)	(5,731,404)
Net increase (decrease) in net assets resulting from operations	23,464,379	26,353,859	39,794,056	43,091,347
Capital Activity:
Capital contributions	—	10,000,000	50,286,000	20,000,000
Distributions to Unit Holders	(27,324,847)	(24,588,971)	(42,623,061)	(37,249,939)
Capital units repurchased	—	—	(18,917,680)	—
Reinvestment of distributions	13,984,295	8,713,438	21,538,971	13,126,285
Net increase (decrease) in net assets resulting from capital activity	(13,340,552)	(5,875,533)	10,284,230	(4,123,654)
Total increase (decrease) in net assets	10,123,827	20,478,326	50,078,286	38,967,693
Net assets, beginning of period	795,500,237	693,581,135	755,545,778	675,091,768
Net Assets, End of Period	$805,624,064	$714,059,461	$805,624,064	$714,059,461

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$39,794,056	$43,091,347
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(116,166,644)	(154,138,126)
Proceeds from sales of investments and principal repayments	97,470,450	141,540,773
Net proceeds (payments) from sales (purchases) of short-term securities	(14,424,503)	(44,674,462)
Net realized (gain) loss on investments	(761,538)	1,036
Net realized (gain) loss on foreign currency transactions	(184)	—
Net change in unrealized (appreciation) depreciation on investments	12,358,422	4,651,408
Net change in unrealized (appreciation) depreciation on foreign currency translation	163	—
Payment-in-kind interest capitalized	(3,233,980)	(1,110,937)
Net accretion of discount and amortization of premium	(4,013,851)	(4,916,986)
Amortization of deferred financing costs	815,720	1,161,655
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	203,054	(31,902)
(Increase) decrease in interest receivable	(15,876,855)	(2,153,400)
(Increase) decrease in prepaid expenses and other assets	110,657	43,859
Increase (decrease) in due to custodian	(155,575)	(978,330)
Increase (decrease) in payable for purchases of investments	90,189	(130,378)
Increase (decrease) in interest payable	(1,662,532)	228,464
Increase (decrease) in management fee payable	35,877	33,756
Increase (decrease) in due to affiliates, net	(16,515)	6,600
Increase (decrease) in other accounts payable and accrued liabilities	(333,107)	791,476
Net Cash Provided by (Used in) Operating Activities	(5,766,696)	(16,584,147)
Cash Flows from Financing Activities:
Payment of financing costs	(4,517,293)	—
Capital contributions	50,286,000	20,000,000
Repurchased units	(18,917,680)	—
Capital distributions	(21,084,090)	(30,005,203)
Proceeds from borrowings	116,400,000	—
Repayment of borrowings	(134,379,890)	—
Net Cash Provided by (Used in) Financing Activities	(12,212,953)	(10,005,203)
Net increase (decrease) in Cash and Foreign cash	(17,979,649)	(26,589,350)
Effect of foreign currency exchange rates changes on cash	21	—
Cash and Foreign cash, beginning of the period	33,818,898	46,194,052
Cash and Foreign cash, End of the Period	$15,839,270	$19,604,702

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$21,538,971	$13,126,285
Reinvestment of distributions	$(21,538,971)	$(13,126,285)
Non-cash purchases of payment-in-kind securities	$3,233,980	$1,110,937
Non-cash interest income from payment-in-kind securities	$(3,233,980)	$(1,110,937)
Cash paid for state and federal taxes	$385,418	$—
Cash paid for interest expense	$31,964,121	$32,195,777

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR + 5.00%	9.36%	5/3/2029	8,205,980	$8,029,683	$8,173,439
Cadence - Southwick, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.41%	5/3/2028	1,917,917	1,850,716	1,901,077
Tex-Tech Industries Inc (j)(l)	Term Loan	SOFR + 5.00%	9.31%	1/13/2031	712,500	705,796	704,663
Tex-Tech Industries Inc (f)(j)(q)	Delayed Draw Term Loan	-	-	1/13/2031	-	(733)	(952)
Tex-Tech Industries Inc (f)(j)(q)	Revolving Credit Facility	SOFR + 5.00%	9.32%	1/13/2031	42,857	41,679	41,460
Tighitco Inc (i)(l)(q)	Term Loan	SOFR + 6.00%	10.25%	2/28/2030	8,769,231	8,644,553	8,637,692
Tighitco Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	10.18%	2/28/2030	549,451	533,956	532,967
						19,805,650	19,990,346	2.49%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(m)(q)	Term Loan	SOFR + 5.50%	9.83%	11/27/2030	158,557	156,355	154,910
Dynamic Connections, Ltd (i)(l)(m)(p)	Term Loan	CORRA + 5.50%	8.49%	11/27/2030	517,952	364,227	372,370
Dynamic Connections, Ltd (f)(i)(m)(q)	Delayed Draw Term Loan	-	-	11/27/2030	-	(4,698)	(7,968)
Dynamic Connections, Ltd (f)(i)(m)(q)	Revolving Credit Facility	SOFR + 5.50%	9.83%	11/27/2030	11,547	9,981	8,891
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR + 4.75%	9.18%	11/23/2028	15,171,000	14,823,608	14,731,041
Pla Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50%	10.76%	11/22/2029	16,757,895	16,454,201	16,255,158
Pla Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	11/22/2029	-	(18,568)	(31,579)
Pla Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.83%	11/22/2029	526,316	489,073	463,158
R1 Holdings, LLC (i)(l)	Term Loan	SOFR + 6.25%	10.49%	12/29/2028	21,581,625	21,151,041	21,581,625
R1 Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25%	10.53%	12/29/2028	2,462,232	2,430,499	2,462,232
R1 Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.57%	12/29/2028	4,855,204	4,756,647	4,855,204
STG DISTRIBUTION LLC (h)(l)(m)	Term Loan	SOFR + 8.25% (7.25% PIK)	12.67%	10/3/2029	17,508,202	16,670,169	17,508,202
STG DISTRIBUTION LLC (h)(l)(m)	Term Loan	SOFR + 7.50% (6.50% PIK)	11.92%	10/3/2029	37,803,936	37,803,936	21,699,459

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$115,086,471	$100,052,703	12.43%
Application Software
ACP Avenu Midco LLC (i)(l)	Term Loan	SOFR + 4.75%	9.05%	10/2/2029	18,468,750	18,076,054	18,321,000
ACP Avenu Midco LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	(130,761)	(53,392)
ACP Avenu Midco LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	10/2/2029	4,694,989	4,627,654	4,657,429
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 4.75%	9.02%	10/2/2029	466,825	462,324	463,090
ACP Avenu Midco LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2029	-	(1,890)	(1,185)
ACP Falcon Buyer Inc (i)(l)	Term Loan	SOFR + 5.50%	9.80%	8/1/2029	23,419,798	22,891,915	23,419,798
ACP Falcon Buyer Inc (f)(i)(q)	Revolving Credit Facility	-	-	8/1/2029	-	(134,023)	-
Alegeus Technologies Holdings Corp (i)(l)	Term Loan	SOFR + 6.75%	11.03%	11/5/2029	27,158,647	26,548,861	26,914,219
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR + 5.00%	9.27%	12/9/2029	31,235,896	30,556,334	31,079,716
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)	Revolving Credit Facility	-	-	12/9/2028	-	(63,711)	(21,691)
Cytracom LLC (i)(l)	Term Loan	SOFR + 6.00%	10.33%	6/28/2027	3,426,966	3,402,931	3,399,551
Cytracom LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.33%	6/28/2027	322,135	317,639	317,490
Cytracom LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/28/2027	-	(3,756)	(4,494)
Finastra USA Inc (f)(i)(m)(q)	Revolving Credit Facility	SOFR + 7.25%	11.57%	9/13/2029	1,548,507	1,436,452	1,548,507
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR + 6.50% (3.61% PIK)	10.83%	3/1/2028	20,874,167	20,643,196	20,769,796
Lightspeed Solutions, LLC (j)(l)	Delayed Draw Term Loan	SOFR + 6.50% (3.61% PIK)	10.83%	3/1/2028	1,376,764	1,375,442	1,369,880
Prism Parent Co Inc. (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.32%	9/16/2028	1,481,444	1,457,072	1,481,444
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	9.32%	9/16/2028	30,963,323	30,583,561	30,963,323
Routeware, Inc (i)(l)	Term Loan	SOFR + 5.25%	9.56%	9/18/2031	9,545,455	9,457,742	9,459,545
Routeware, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.57%	9/18/2031	272,727	251,779	253,636
Routeware, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.57%	9/18/2031	204,545	195,439	195,341
						171,950,254	174,533,003	21.65%
Automotive Parts & Equipment

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR + 5.25% (2.75% PIK)	9.70%	8/31/2028	26,061,175	$25,737,610	$19,624,065
Arrowhead Holdco Company (j)(l)	Delayed Draw Term Loan	SOFR + 5.25% (2.75% PIK)	9.70%	8/31/2028	2,380,016	2,380,016	1,792,152
						28,117,626	21,416,217	2.66%
Building Products
Tgnl Purchaser LLC (i)	Term Loan	SOFR + 5.00%	9.32%	6/25/2031	828,729	818,391	818,370
Tgnl Purchaser LLC (f)(i)	Revolving Credit Facility	SOFR + 5.00%	9.32%	6/25/2031	16,575	14,508	14,503
						832,899	832,873	0.10%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.30%	4/9/2030	356,863	351,701	351,510
BPCP Craftsman Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/9/2030	-	(3,375)	(3,529)
BPCP Craftsman Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.32%	4/9/2030	15,686	13,437	13,333
						361,763	361,314	0.04%
Copper
Copperweld Group, Inc. (i)(l)	Term Loan	SOFR + 6.00%	10.56%	3/31/2026	37,546,665	37,136,098	37,546,665
Copperweld Group, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	10.56%	3/31/2026	2,205,939	2,154,121	2,205,939
						39,290,219	39,752,604	4.93%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Term Loan	SOFR + 5.50%	9.82%	6/29/2027	34,122,127	33,882,594	33,917,394
						33,882,594	33,917,394	4.21%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)	Term Loan	SOFR + 5.00%	9.29%	11/1/2030	7,221,774	7,139,200	7,135,113
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/1/2030	-	(13,478)	(14,516)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	11/1/2030	-	(22,459)	(23,185)
Benefit Plan Administrators of Eau Claire, LLC (j)(q)	Term Loan	SOFR + 5.00%	9.29%	11/1/2030	997,500	985,603	985,530
Cub Financing Intermediate, LLC (k)(l)	Term Loan	SOFR + 4.75%	9.05%	6/28/2030	5,100,347	5,055,871	5,090,147

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Cub Financing Intermediate, LLC (f)(k)(q)	Delayed Draw Term Loan	-	-	6/28/2030	-	$(9,919)	$-
						13,134,818	13,173,089	1.64%
Diversified Support Services
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.95%	6/1/2027	15,498,500	15,297,568	14,568,590
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.95%	6/1/2027	14,660,284	14,657,209	13,780,667
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	10.20%	6/1/2027	19,121,792	18,831,596	18,050,972
Eversmith Brands Intermediate Holding Company (i)(l)	Term Loan	SOFR + 5.00%	9.28%	6/17/2030	524,118	517,305	520,449
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.26%	6/17/2030	29,338	26,858	29,133
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Revolving Credit Facility	-	-	6/17/2030	-	(1,282)	(721)
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	9.33%	11/1/2029	12,405,794	12,239,610	12,294,142
Identiti Resources LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.33%	11/1/2029	5,085,747	5,018,155	5,039,976
Identiti Resources LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.33%	11/1/2029	115,875	85,571	95,017
Mri Acquisitions, Inc (i)(l)	Term Loan	SOFR + 6.25%	10.70%	12/30/2025	33,184,187	33,062,219	31,060,399
Mri Acquisitions, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.70%	12/30/2025	666,667	658,443	506,667
National Power, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.33%	10/31/2029	1,368,853	1,356,639	1,366,115
National Power, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/31/2029	-	(6,498)	(1,494)
National Power, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/31/2029	-	(3,244)	(747)
Perimeter Solutions Group, LLC (i)(l)	Term Loan	SOFR + 4.50%	8.80%	10/2/2030	12,006,704	11,871,172	11,970,684
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.80%	10/2/2030	2,121,794	2,087,350	2,115,429
Perimeter Solutions Group, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2030	-	(41,176)	(11,250)
						115,657,495	111,384,028	13.83%
Electrical Components & Equipment
Luminii LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	10.30%	3/21/2030	6,686,538	6,590,532	6,586,240
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	3/21/2030	-	(31,192)	(32,967)
Luminii LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/21/2030	-	(15,585)	(16,484)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Warshaw Opco LLC (i)(q)	Term Loan	SOFR + 5.75%	10.05%	3/27/2030	745,181	$734,457	$734,004
Warshaw Opco LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	10.06%	3/27/2030	53,963	50,598	50,422
						7,328,810	7,321,215	0.92%
Electronic Components
Aep Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR + 6.50% (1.90% PIK)	10.98%	10/5/2027	24,608,970	24,202,250	22,098,855
Aep Passion Intermediate Holdings, Inc. (i)(q)	Delayed Draw Term Loan	SOFR + 6.50% (1.90% PIK)	10.98%	10/5/2027	1,362,628	1,342,048	1,223,640
Aep Passion Intermediate Holdings, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50% (1.90% PIK)	10.98%	10/5/2027	1,423,832	1,396,465	1,248,123
Eds Buyer, LLC (i)(l)	Term Loan	SOFR + 5.75%	10.05%	1/10/2029	903,387	889,175	903,387
Eds Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/10/2029	-	(1,265)	-
						27,828,673	25,474,005	3.15%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	9.53%	11/4/2030	22,680,137	22,368,190	22,407,975
Principal Lighting Group Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/4/2030	-	(41,591)	(37,276)
						22,326,599	22,370,699	2.78%
Environmental & Facilities Services
Dragonfly Pond Works (i)(q)	Term Loan	SOFR + 5.25%	9.55%	8/16/2030	2,970,551	2,930,950	2,970,551
Dragonfly Pond Works (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.55%	8/16/2030	1,276,860	1,245,966	1,276,860
Dragonfly Pond Works (f)(i)(q)	Revolving Credit Facility	-	-	8/16/2030	-	(11,250)	-
Pave America Interco, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.95%	2/7/2028	39,542,085	38,835,416	39,542,085
Pave America Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.95%	2/7/2028	5,663,317	5,559,800	5,663,317
Pave America Interco, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.95%	2/7/2028	2,826,633	2,763,234	2,826,633
Pave America Interco, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.95%	2/7/2028	990,000	967,352	990,000
						52,291,468	53,269,446	6.61%
Health Care Facilities
Infusion Services Management LLC (i)(l)	Term Loan	SOFR + 6.50%	10.80%	7/7/2028	18,710,041	18,331,698	18,672,621

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Infusion Services Management LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.50%	10.80%	7/7/2028	6,198,595	$6,098,285	$6,184,468
Infusion Services Management LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.83%	7/7/2028	2,221,347	2,171,268	2,215,879
Infusion Services Management LLC (i)(l)	Term Loan	SOFR + 6.00%	10.30%	7/7/2028	4,778,704	4,703,134	4,735,695
						31,304,385	31,808,663	3.96%
Health Care Services
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.00%	9.32%	7/2/2031	20,144,563	19,870,158	20,144,563
Ab Centers Acquisition Corporation (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.32%	7/2/2031	1,321,122	1,287,453	1,321,122
Ab Centers Acquisition Corporation (f)(j)(q)	Revolving Credit Facility	-	-	7/2/2031	-	(25,522)	-
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.00%	9.33%	7/2/2031	997,500	992,882	997,500
Bebright Mso, LLC (i)(l)	Term Loan	SOFR + 5.75%	10.05%	6/3/2030	9,566,137	9,483,482	9,566,137
Bebright Mso, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	10.05%	6/3/2030	7,233,255	7,167,698	7,233,255
Bebright Mso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/3/2030	-	(15,916)	-
CareRing Health, LLC (j)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.33%	5/4/2028	6,533,576	6,519,421	6,376,770
CareRing Health, LLC (j)(l)	Term Loan	SOFR + 6.00%	10.33%	5/4/2028	28,096,552	27,725,535	27,422,234
Dpt Management, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.58%	12/18/2027	1,791,000	1,775,925	1,780,254
Dpt Management, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/18/2027	-	(3,432)	(2,500)
Dpt Management, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.57%	12/18/2027	33,333	31,277	31,833
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR + 6.50%	10.74%	1/3/2029	37,834,137	37,206,207	37,834,137
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.74%	1/3/2029	8,909,091	8,762,193	8,909,091
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)	Revolving Credit Facility	-	-	1/3/2029	-	(40,312)	-
Future Care Associates LLC (i)(l)	Term Loan	SOFR + 5.25%	9.68%	12/30/2028	29,250,000	28,759,595	29,133,000
Future Care Associates LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.68%	12/30/2028	24,590,000	24,189,459	24,491,640
Future Care Associates LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/30/2028	-	(74,564)	(20,000)
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.47%	12/15/2028	6,581,250	6,450,940	6,581,250
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.47%	12/15/2028	24,437,500	23,959,864	24,437,500

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Houseworks Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.47%	12/15/2028	3,214,343	$3,112,543	$3,214,343
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.47%	12/15/2028	43,410,616	42,510,747	43,410,616
NE Ortho Management Services, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/13/2030	-	(44,145)	-
NE Ortho Management Services, LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/13/2030	-	(11,025)	-
NE Ortho Management Services, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.30%	12/13/2030	5,237,278	5,164,209	5,237,278
NE Ortho Management Services, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/13/2030	-	(16,554)	-
The Smilist Dso, LLC (i)(l)	Term Loan	SOFR + 6.00%	10.30%	4/4/2029	21,035,644	20,656,210	21,035,644
The Smilist Dso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2029	-	(19,553)	-
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.30%	4/4/2029	4,567,072	4,486,526	4,567,072
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.30%	4/4/2029	5,687,061	5,585,478	5,687,061
The Smilist Dso, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.56%	4/4/2029	537,073	530,270	531,388
Tiger Healthcare Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.30%	2/27/2030	74,024	72,236	70,609
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR + 6.00%	10.30%	2/27/2030	2,468,750	2,422,599	2,389,750
Tiger Healthcare Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	10.30%	2/27/2030	1,125,000	1,085,214	1,053,000
Vip Medical Us Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.68%	12/12/2028	33,525,375	33,087,833	33,525,375
Vip Medical Us Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/12/2028	-	(90,277)	-
Vip Medical Us Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.68%	12/12/2028	8,027,000	7,929,621	8,027,000
						330,484,275	334,986,922	41.60%
Health Care Supplies
C2dx, Inc (i)(l)	Term Loan	SOFR + 5.50%	9.83%	3/19/2030	518,856	512,356	513,149
C2dx, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.83%	3/19/2030	30,508	28,890	29,017
C2dx, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	3/19/2030	287,415	283,334	283,694
Premier Dental Products Company LLC (i)(l)	Term Loan	SOFR + 5.00%	9.30%	1/31/2031	3,117,188	3,072,891	3,039,258
Premier Dental Products Company LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	1/31/2031	-	(8,743)	(21,875)
Premier Dental Products Company LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.30%	1/31/2031	218,750	209,956	203,125

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$4,098,684	$4,046,368	0.51%
Health Care Technology
Harmony Hit US Holdings Inc (i)(l)(q)	Term Loan	SOFR + 5.00%	9.33%	12/3/2030	17,728,418	17,523,108	17,462,492
Harmony Hit US Holdings Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	12/3/2030	-	(20,382)	(31,481)
Harmony Hit US Holdings Inc (f)(i)(q)	Revolving Credit Facility	-	-	12/3/2030	-	(34,233)	(45,372)
Rxstrategies, Inc (i)(l)	Term Loan	SOFR + 5.25%	9.53%	8/12/2030	20,692,989	20,417,539	20,692,989
Rxstrategies, Inc (f)(i)(q)	Revolving Credit Facility	-	-	8/12/2030	-	(48,105)	-
						37,837,927	38,078,628	4.73%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (i)(l)	Term Loan	SOFR + 5.25%	9.47%	12/13/2027	48,250,000	47,923,681	48,250,000
Astro Acquisition LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.54%	12/13/2027	5,750,000	5,750,000	5,750,000
Double E Company, LLC (i)(l)	Term Loan	SOFR + 6.75% (2.75% PIK)	11.20%	6/21/2028	16,045,738	15,933,846	13,815,380
Double E Company, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.75%	11.20%	6/21/2028	2,202,643	2,202,643	1,871,982
Endurance PT Technology Buyer Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.83%	2/28/2030	4,203,107	4,133,417	4,203,107
Endurance PT Technology Buyer Corporation (f)(i)(q)	Revolving Credit Facility	-	-	2/28/2030	-	(48,204)	-
Endurance PT Technology Buyer Corporation (i)(l)	Term Loan	SOFR + 5.25%	9.58%	2/28/2030	990,000	975,070	984,060
La-Co Industries, Inc (i)(l)	Term Loan	SOFR + 5.00%	9.30%	7/2/2030	9,075,903	8,957,207	8,939,764
La-Co Industries, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.33%	7/2/2030	266,160	256,590	254,753
Lake Air Products, LLC (i)(l)	Term Loan	SOFR + 7.00%	11.45%	1/9/2029	35,869,454	35,264,699	35,761,846
Lake Air Products, LLC (f)(i)(q)	Revolving Credit Facility	Prime + 6.00%	13.50%	1/9/2029	1,000,000	910,664	982,000
LGC US Finco LLC (i)(m)(q)	Term Loan	SOFR + 6.50%	10.94%	12/20/2025	980,000	974,095	967,260
						123,233,708	121,780,152	15.10%
IT Consulting & Other Services
Digital Experience Services, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.28%	4/25/2030	1,153,846	1,137,034	1,136,538
Digital Experience Services, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/25/2030	-	(8,347)	(8,654)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Digital Experience Services, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/25/2030	-	$(2,782)	$(2,885)
Insight Technology Operation LLC (i)(q)	Term Loan	SOFR + 5.75%	10.05%	3/31/2031	857,664	845,196	844,799
Insight Technology Operation LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/31/2031	-	(1,796)	(1,869)
						1,969,305	1,967,929	0.24%
Life Sciences Tools & Services
Wci-Bxc Purchaser, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/6/2029	-	(108,383)	-
Wci-Bxc Purchaser, LLC (j)(l)	Term Loan	SOFR + 6.25%	10.51%	11/6/2030	23,104,155	22,624,075	23,104,155
						22,515,692	23,104,155	2.87%
Office Services & Supplies
Mse Supplies, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.33%	8/14/2030	5,725,962	5,637,033	5,668,702
Mse Supplies, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.33%	8/14/2030	201,923	180,261	187,500
						5,817,294	5,856,202	0.72%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR + 6.25%	10.55%	10/18/2029	963,850	945,014	825,055
CCI Prime, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	10.55%	10/18/2029	341,841	333,890	280,247
CCI Prime, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.58%	10/18/2029	2,450,000	2,386,651	1,946,000
Harvest Acquisitionco, LLC (i)(q)	Term Loan	SOFR + 6.50%	10.80%	5/15/2030	706,320	695,895	695,725
Harvest Acquisitionco, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/23/2030	-	(1,512)	(1,544)
Harvest Acquisitionco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/23/2030	-	(2,547)	(2,601)
Midas Foods International LLC (i)(q)	Term Loan	SOFR + 6.25%	10.58%	4/30/2029	324,590	319,306	320,695
Midas Foods International LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	10.58%	4/30/2029	424,098	416,348	418,222
Midas Foods International LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/30/2029	-	(2,526)	(1,967)
Sabrosura Foods, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.28%	8/22/2029	32,944,830	32,519,301	32,154,154
Sabrosura Foods, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	8/22/2029	155,595	126,707	80,721
Sabrosura Foods, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.30%	8/22/2029	4,139,931	4,038,366	3,946,376

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
SCP Baked Goods Holdings, LLC (i)(q)	Term Loan	SOFR + 4.75%	9.05%	5/1/2031	642,857	$634,989	$634,821
SCP Baked Goods Holdings, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/1/2031	-	(1,629)	(1,674)
SCP Baked Goods Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/1/2031	-	(1,086)	(1,116)
Shf Holdings, Inc (i)(l)	Term Loan	SOFR + 5.50%	9.80%	1/22/2030	17,563,913	17,318,766	17,388,274
Shf Holdings, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.80%	1/22/2030	469,565	437,398	446,087
						60,163,331	59,127,475	7.34%
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (i)(l)	Term Loan	SOFR + 6.75%	11.15%	1/13/2029	32,257,500	31,713,457	32,257,500
Bron Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/13/2029	-	(74,548)	-
Firmapak Intermediary LLC (i)(q)	Term Loan	SOFR + 5.50%	9.83%	2/4/2031	581,875	574,968	574,602
Firmapak Intermediary LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.83%	2/4/2031	20,833	19,212	19,097
Firmapak Intermediary LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	2/4/2031	198,611	195,359	195,139
Soteria Flexibles Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	10.05%	8/15/2029	7,250,654	7,186,709	7,192,649
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR + 5.75%	10.05%	8/15/2029	15,187,910	14,901,395	15,066,407
Soteria Flexibles Corporation (f)(i)(q)	Revolving Credit Facility	-	-	8/15/2029	-	(102,347)	(47,259)
						54,414,205	55,258,135	6.84%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR + 7.00%	11.48%	12/21/2028	43,941,781	42,391,657	43,941,781
Alcami Corporation (i)(l)	Delayed Draw Term Loan	SOFR + 7.00%	11.41%	12/21/2028	3,951,623	3,819,009	3,951,623
Alcami Corporation (f)(i)(q)	Revolving Credit Facility	-	-	12/21/2028	-	(227,711)	-
						45,982,955	47,893,404	5.94%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)	Term Loan	SOFR + 4.75%	9.08%	7/16/2030	3,443,855	3,398,589	3,433,524
NAM Acquisition Co LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	7/16/2030	-	(6,106)	-
NAM Acquisition Co LLC (f)(j)(q)	Revolving Credit Facility	-	-	7/16/2030	-	(6,095)	(1,446)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
RPX Corporation (i)(q)	Term Loan	SOFR + 5.25%	9.56%	8/2/2030	9,114,796	$8,993,885	$9,114,796
RPX Corporation (f)(i)(q)	Revolving Credit Facility	-	-	8/2/2030	-	(10,417)	-
						12,369,856	12,546,874	1.56%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	9.05%	12/23/2027	2,208,589	2,208,589	2,159,509
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	9.05%	12/23/2028	14,245,399	14,146,727	14,017,472
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	12/23/2028	2,147,853	2,147,853	2,113,487
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	9.05%	12/23/2028	34,155,280	33,714,444	33,608,795
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	12/23/2028	4,894,410	4,833,932	4,816,099
						57,051,545	56,715,362	7.04%
Specialized Consumer Services
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR + 5.00%	9.30%	6/13/2031	16,104,607	15,961,249	15,782,515
Mustang Prospects Purchaser LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.30%	6/13/2031	2,062,021	2,036,602	1,994,871
Mustang Prospects Purchaser LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 5.00%	9.30%	6/13/2031	142,099	121,883	94,733
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR + 5.75%	10.15%	12/22/2029	8,073,771	7,911,253	7,960,738
Quick Roofing Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	10.15%	12/22/2029	2,125,000	1,963,866	2,006,000
Quick Roofing Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	10.15%	12/22/2029	2,955,326	2,897,540	2,913,951
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR + 5.75%	10.15%	12/22/2029	492,475	485,771	485,580
Quick Roofing Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/22/2029	-	(4,469)	(4,545)
Roofing Services Solutions LLC (i)(l)	Term Loan	SOFR + 5.25%	9.58%	11/27/2029	10,364,583	10,223,839	10,333,490
Roofing Services Solutions LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.55%	11/27/2029	6,238,333	6,154,368	6,219,618
Roofing Services Solutions LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.58%	11/27/2029	416,667	375,002	407,292
Scp Wqs Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.55%	10/2/2028	4,296,277	4,227,589	4,296,277
Scp Wqs Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.55%	10/2/2028	7,471,150	7,348,369	7,471,150
Scp Wqs Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.55%	10/2/2028	783,331	730,556	783,331

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	9.17%	5/6/2029	1,885,714	$1,858,918	$1,885,714
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.17%	5/6/2029	831,250	809,320	831,250
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Revolving Credit Facility	-	-	5/6/2029	-	(8,056)	-
Unified Service Partners, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.80%	4/14/2030	356,250	351,082	350,906
Unified Service Partners, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	10.05%	4/14/2030	303,571	295,835	295,536
Unified Service Partners, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/14/2030	-	(1,284)	(1,339)
USW Buyer, LLC (i)(l)	Term Loan	SOFR + 6.25%	10.65%	11/3/2028	15,163,852	14,969,697	13,723,286
USW Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25%	10.65%	11/3/2028	14,333,236	14,156,418	12,971,579
USW Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.65%	11/3/2028	3,030,000	2,971,095	2,555,000
						95,836,443	93,356,933	11.58%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2031	-	(1,780)	(1,852)
Penta Fine Ingredients, Inc. (i)(q)	Term Loan	SOFR + 5.00%	9.33%	4/4/2031	857,932	845,454	845,063
						843,674	843,211	0.10%
Trading Companies & Distributors
All States Ag Parts LLC (i)(l)	Term Loan	SOFR + 6.50% (0.50% PIK)	11.06%	9/1/2026	23,922,561	23,702,029	23,061,349
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR + 5.25%	9.70%	8/22/2028	28,260,742	27,919,340	28,260,742
Belt Power Holdings LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.70%	8/22/2028	6,557,025	6,499,799	6,557,025
Belt Power Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/22/2028	-	(37,405)	-
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 5.50%	9.80%	9/30/2029	1,993,862	1,967,544	1,987,880
Erosion Intermediate Holdings LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.80%	9/30/2029	799,554	747,929	787,512
Erosion Intermediate Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/30/2029	-	(17,116)	(4,018)
Mobotrex, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.30%	6/7/2030	2,184,061	2,147,245	2,170,957
Mobotrex, LLC (f)(i)(q)	Revolving Credit Facility	Prime + 4.00%	11.50%	6/7/2030	70,590	64,747	68,472
Mobotrex, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	6/7/2030	-	(1,467)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$62,992,645	$62,889,919	7.81%
Total First Lien Debt						1,594,811,263	1,574,109,268	195.38%
Unsecured Debt
Specialized Consumer Services
USW Holdings, LLC (m)(q)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	5/3/2029	53,475	53,475	53,475
						53,475	53,475	0.01%
Total Unsecured Debt						53,475	53,475	0.01%
Equity
Aerospace & Defense
Hitco Parent LLC (o)	Class A Units				8,723	109,890	112,961
						109,890	112,961	0.01%
Air Freight & Logistics
REP RO COINVEST IV-A, L.P. (m)(o)	Equity Units				800,000	800,000	472,000
Scp 3pl Topco, LLC (m)(o)	Common Units				69	346	-
Scp 3pl Topco, LLC (m)(o)	Class B Units				7	6,580	7,015
						806,926	479,015	0.06%
Building Products
Copperweld Investor, LLC (o)(q)	Class A Common Units				600,000	1,500,000	3,234,000
Tgnl Topco LP (o)	Common Units				5,525	5,525	5,525
						1,505,525	3,239,525	0.40%
Construction & Engineering
BPCP Craftsman Holdings, LLC (o)	Class A Units				16	15,686	15,690
						15,686	15,690	0.00%
Diversified Support Services
Air Control Concepts Holdings, L.P (m)(o)	Class A-1 Units				33,715	337,148	1,142,931

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Identiti Holdings LLC (o)	Class A Units				115,875	$115,875	$206,258
Klc Fund 1022-Ci-A LP (m)(o)	Equity Interest					750,000	888,075
Perimeter Solutions Holdings, LP (o)	Common Units				111,732	111,732	130,726
						1,314,755	2,367,990	0.30%
Electrical Components & Equipment
Warshaw Holdings, LLC (o)	Common Units				17	8,432	7,784
Warshaw Holdings, LLC (o)	Series A Preferred Units				17	8,432	8,430
						16,864	16,214	0.00%
Electronic Components
Apct Parent, L.P. (o)	Class A Units				1,500	1,500,000	-
Apct Parent, L.P. (o)	Class C Units				76	38,419	-
Apct Parent, L.P. (o)	Class C Units				213	76,841	-
						1,615,260	-	0.00%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (o)	Class A Units				131,272	131,272	160,152
Erosion Holdings, LLC (o)	Class A Units				134	133,930	109,290
						265,202	269,442	0.03%
Health Care Services
Dpt Management, LLC (o)	Preferred Units				10,753	33,333	35,699
NE Ortho Holdings, LLC (o)	Class B Membership Units				57	56,540	57,387
Personal Care (Itc) Holdings, LLC (o)	Class A Units				187,961	1,879,621	2,052,534
Tiger Healthcare Holdings, LLC (o)	Class A Interest				97,500	125,000	51,675
VIP Medical Holdings, LLC (o)	Class A Units				1,000,000	10	290,000
VIP Medical Holdings, LLC (o)	Series A Preferred Units				1,000,000	1,000,000	1,360,000
						3,094,504	3,847,295	0.48%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Technology
Rxs Enterprises LLC (o)	Preferred Units				57,423	$308,494	$407,706
Rxs Enterprises LLC (o)	Senior Preferred Units				92,147	92,147	92,147
						400,641	499,853	0.06%
Human Resource & Employment Services
Fca Partners LLC (m)(o)	Common Units				839,085	4	8
Fca Partners LLC (m)(o)	Class A Preferred Units				839,085	839,085	520,233
						839,089	520,241	0.06%
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)(q)	Class A Common Units				1,000	1,000,000	37,920
Double E Equity, L.P. (m)(o)(q)	Class A Preferred Units				36	35,875	39,749
Endurance PT Technology Holdings LLC (o)(q)	Common Units				177	17,722	78,096
Endurance PT Technology Holdings LLC (o)(q)	Preferred Units				160	159,499	176,249
Lake Air Products Aggregator LLC (m)(o)	Common Units				1,000,000	1,000,000	770,000
						2,213,096	1,102,014	0.13%
IT Consulting & Other Services
Insight Technology Enterprises LLC (o)	Preferred Units				9,657	15,576	15,257
						15,576	15,257	0.00%
Life Sciences Tools & Services
Wci-Bxc Investment Holdings LP (m)(o)	Equity Interest					608,645	577,703
						608,645	577,703	0.07%
Office Services & Supplies
Mse Acquisitions Inc (o)	Series A Preferred Stock				288	288,462	263,658
						288,462	263,658	0.03%
Packaged Foods & Meats

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Cci Prime Holdings, LLC (o)	Series A Preferred Units				92	$92,025	$20,212
Et-Harvest Investment Aggregator, LP (m)(o)	Class A Units				17,341	17,341	17,341
Mfi Group Holdings LLC (o)	Class A Units				19	19,393	19,488
Sabrosura Super Holdings LLC (o)	Class A Interests				323,750	388,500	291,375
						517,259	348,416	0.04%
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (o)	Class A Units				1,000	1,000,000	1,200,240
						1,000,000	1,200,240	0.15%
Specialized Consumer Services
Acp Roofing Holdings, LLC (o)	Common Units				17,857	17,857	17,857
Mustang Prospects Holdco, LLC (o)	Class A Units				1,047	1,047,049	1,341,313
Mustang Prospects Holdco, LLC (o)	Class B Units				1,047,081	42,514	376,949
NAM Group Holdings LLC (o)	Class A Units				84,337	84,337	105,422
Quick Roofing Topco, LLC (o)	Class A Interest				327,869	327,869	970,492
Roofing Services Solutions Holdings, LLC (o)	Common Units				186	12,985	75,630
Roofing Services Solutions Holdings, LLC (o)	Series A Preferred Units				186	221,319	234,348
Solid Ground Solutions Investment LLC (o)	Class A Units				135,004	135,004	159,305
Usw Holdings, LLC (o)	Class A-1 Units				694	718,048	205,428
						2,606,982	3,486,744	0.44%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (o)	Class A Common Units				26	26	5,241
Penta Fine Ingredients Parent, LLC (o)	Preferred Units				16	16,435	16,819
						16,461	22,060	0.00%
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,271,725	1,395,332	2,301,822

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Mobotrex Ultimate Holdings, LLC (o)	Class A-2 Units				104,971	$104,971	$155,358
						1,500,303	2,457,180	0.31%
Total Equity						18,751,126	20,841,498	2.57%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 4.17% (g)(n)	Investor Class Units				17,648,924	17,648,924	17,648,924
						17,648,924	17,648,924	2.19%
Total Money Market Mutual Funds						17,648,924	17,648,924	2.19%
Total Investments -- non-controlled/ non-affiliate						1,631,264,788	1,612,653,165	200.15%
Total Investment Portfolio						$1,631,264,788	$1,612,653,165	200.15%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025.
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
(h)
The interest rate floor on these investments as of June 30, 2025 was 1.50%.
(i)
The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(j)
The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(k)
The interest rate floor on these investments as of June 30, 2025 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of June 30, 2025, non-qualifying assets amounted to $46,778,081 which represents 2.8% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $20,841,498 or 2.6% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Roofing Holdings, LLC	Common Units	4/14/2025	17,857
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023	337,148
Apct Parent, L.P.	Class A Units	2/7/2025	76,841
Apct Parent, L.P.	Class C Units	2/14/2023	1,500,000
Apct Parent, L.P.	Class C Units	8/9/2024	38,419
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	15,686
Belt Power Parent, LLC	Class A Units	10/7/2022 - 3/31/2025	1,395,332
Bron Holdings, LLC	Class A Units	1/13/2023	1,000,000
Cci Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Copperweld Investor, LLC	Class A Common Units	12/15/2022	1,500,000
Double E Equity, L.P.	Class A Preferred Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Common Units	5/7/2024 - 6/13/2025	35,875
Dpt Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	131,272
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 6/28/2024	17,722
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 6/28/2024	159,499
Erosion Holdings, LLC	Class A Units	9/30/2024	133,930
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	17,341
Fca Partners LLC	Common Units	4/17/2023 - 6/7/2024	4
Fca Partners LLC	Class A Preferred Units	4/17/2023 - 6/7/2024	839,085
Hitco Parent LLC	Class A Units	2/28/2025	109,890
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	15,576
Klc Fund 1022-Ci-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
Mfi Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	19,393
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024 - 2/28/2025	104,971
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	288,462
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 2/4/2025	1,047,049
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 2/4/2025	42,514
NAM Group Holdings LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024	56,540
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	16,435
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	26
Perimeter Solutions Holdings, LP	Common Units	10/2/2024	111,732
Personal Care (Itc) Holdings, LLC	Class A Units	2/14/2023 - 10/18/2023	1,879,621
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO COINVEST IV-A, L.P.	Equity Units	12/29/2022	800,000
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024 - 4/7/2025	12,985
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024 - 4/7/2025	221,319
Rxs Enterprises LLC	Preferred Units	8/12/2024	308,494
Rxs Enterprises LLC	Senior Preferred Units	8/12/2024	92,147

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
Scp 3pl Topco, LLC	Common Units	11/27/2024	346
Scp 3pl Topco, LLC	Class B Units	11/27/2024	6,580
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024 - 4/25/2025	135,004
Tgnl Topco LP	Common Units	6/25/2025	5,525
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
Usw Holdings, LLC	Class A-1 Units	11/3/2022 - 1/14/2025	718,048
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022	10
VIP Medical Holdings, LLC	Class A Units	12/12/2022	1,000,000
Warshaw Holdings, LLC	Common Units	3/27/2025	8,432
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	8,432
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	608,108
(p)
The par value of these investments is stated in Canadian Dollars.
(q)
Security or portion of the security is pledged as collateral for Truist Senior Secured Revolving Credit Facility.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported. The Fund operates as a single operating segment. The Fund’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Adviser and other individuals responsible for oversight functions of the Fund, using the information presented on the financial statements and financial highlights.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Income Taxes

The Fund was formerly classified as a partnership for U.S. federal income tax purposes. While the Fund was classified as a partnership no provisions for income taxes were recorded on the consolidated financial statements since the Fund was not subject to income tax. Tax obligations relating to the Fund’s activities were the responsibility of the Unit Holders.

Effective June 6, 2023, the Fund elected to be classified as a corporation for U.S. federal income tax purposes and to be treated as a RIC under the Code for its taxable period starting June 6, 2023 and ended December 31, 2023 and intends to qualify annually thereafter. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unit Holders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected on the consolidated financial statements of the Fund.

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

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected on the Fund’s consolidated financial statements.

As of June 30, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.6 million and $0.9 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million for each period presented, which was comprised of provision for taxes of approximately $0.1 million for each period presented related to income, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.1 million for each period presented. For the three and six months ended June 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for deferred tax expense related to unrealized gains on investments of approximately $1.1 million for each period presented. The Fund did not incur an excise tax for the three and six months ended June 30, 2025 and 2024.

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

New Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Effective for annual periods beginning after December 15, 2024, the amendment requires greater disaggregation of income tax disclosures related to income taxes paid. ASU 2023-09 allows for early adoption and amendments should be applied on a prospective basis. Management is currently evaluating the impact of ASU 2023-09 but does not expect this guidance to materially impact the Fund’s consolidated financial statements.

Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. The following table summarizes unit transaction activity for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Units	Units	Units	Units
Units issued - contributions during the period	—	986,466	5,152,230	1,978,529
Units repurchased	—	—	(1,952,289)	—
Distributions reinvested	1,464,753	869,416	2,242,957	1,304,662
Net increase (decrease)	1,464,753	1,855,882	5,442,898	3,283,191

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	June 30, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$808,234,009	$76,549,966	9.5%
Total	$808,234,009	$76,549,966	9.5%

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the six months ended June 30, 2025 and 2024:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

For the Six Months Ended June 30, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
Total capital drawdowns	1,978,529	$20,000,000

The following tables summarize distributions declared for the six months ended June 30, 2025 and 2024:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
	$0.52	$42,623,061	$21,538,971

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
	$0.54	$37,249,939	$13,126,285

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

On February 11, 2025, the Fund entered into the Second Amended and Restated Limited Liability Company Agreement, in which the Fund expects that it will commence drawdowns of Capital Commitments from subscribers who make a Capital Commitment to the Fund after March 1, 2025 only after the Fund has drawn down 90% of the Capital Commitments of each subscriber admitted prior to March 1, 2025. The Fund expects that it will draw down Capital Commitments pro rata in accordance with each subscriber’s unfunded Capital Commitment. The Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however the Fund may draw down additional Capital Commitments as necessary in its sole discretion. In addition, the Second Amended and Restated Limited Liability Company Agreement reflects the Adviser’s authority to forgive a Member’s uncalled capital commitments, in whole or in part, for the Fund and certain non-material changes.

On April 1, 2025, the Fund released uncalled capital commitments from a Unit Holder of $12.3 million.

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

The following table summarizes the Unit repurchases completed during the six months ended June 30, 2025:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased ⁽¹⁾
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

For the six months ended June 30, 2024, the Fund did not repurchase any Units from Unit Holders.

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

For the three and six months ended June 30, 2025, management fees were approximately $2.5 million and $4.9 million, respectively. For the three and six months ended June 30, 2024, management fees were approximately $2.2 million and $4.3 million, respectively.

As of June 30, 2025 and December 31, 2024, approximately $0.8 million was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

Effective May 10, 2023, the Fund entered into an Administration Agreement with FDS (in its capacity as both the Adviser and Administrator). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the Fund’s operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to Unit Holders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

As compensation for the services of and expenses borne by FDS in its capacity as administrator, commencing on June 9, 2023, the Fund pays an administration fee to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets of the Fund throughout the month.

From time to time, FDS or its affiliates may pay third-party providers of goods or services. The Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our Unit Holders, subject to the cap on organization and offering expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

For the three and six months ended June 30, 2025, the Fund incurred approximately $0.5 million and $1.0 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Fund incurred approximately $0.4 million and $0.9 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations.

Transfer Agent Agreement

On March 11, 2024, the Fund entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser, effective April 1, 2024. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC receives an asset-based fee with respect to Units. The Fund pays a fee for transfer agent services equal to 0.00833% (0.10% on an annualized basis) of the Fund’s net assets as of the end of the last business day of the month. Such fees are payable in arrears.

For the three and six months ended June 30, 2025, the Fund recorded approximately $0.2 million and $0.4 million, respectively, in transfer agent fees, which are included in other general and administrative expenses on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Fund recorded approximately $0.2 million in transfer agent fees, which are included in other general and administrative expenses on the consolidated statements of operations. No transfer agency fees were incurred by the Fund prior to April 1, 2024, the effective date of the fee.

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

In consideration of the Adviser’s agreement to make Expense Payments, at any time during a fiscal year and, to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the three and six months ended June 30, 2025, there was no recoupment of reimbursed expenses by the Adviser. The Adviser will look only to the assets of the Fund for its performance under the Expense Support Agreement and for any claims for payment. No directors, officers, employees, agents, or Members of the Fund will be personally liable for performance by the Fund under the Expense Support Agreement.

This Expense Limitation Agreement shall continue in force until January 1, 2026. This Expense Limitation Agreement shall renew automatically for successive one-year terms, unless either the Fund or the Adviser determines to terminate it after the Initial Term and so notifies the other party.

Prior to the Expense Limitation Agreement, the Fund had entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first twelve months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on June 1, 2023, the Adviser, was obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses did not exceed 0.50% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). “Other Operating Expenses”, which meant the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees and third party valuation agent fees, insurance costs, director fees, administration fees, and other general and administrative expenses.

Upon the termination of Adviser’s obligation to make Required Expense Payments, the Adviser had an option to elect to pay, at such times as the Adviser determined, certain expenses on the Fund’s behalf, provided that no portion of the payment was used to pay any interest expense or Unit Holder servicing fees of the Fund (referred to as a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). Any Expense Payments that the Adviser committed to pay had to be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.

In consideration of the Adviser’s agreement to make Expense Payments, the Fund had agreed to repay the Adviser in the amount of any Expense Payment subject to the limitation that a repayment to the Adviser (an “Adviser Reimbursement”) were only made if and to the extent that: (i) it was payable not more than three years from the date on which the applicable Expense Payment was made by the Adviser; and (ii) the Adviser Reimbursement did not cause the Fund’s total annual operating expenses (on an annualized basis and net of any Advisor Reimbursements received by the Fund during such fiscal year) during the applicable quarter to exceed the Expense Limitation (as applicable). The Adviser had an option to waive its right to receive all or a portion of any Adviser Reimbursement in any particular calendar month. The Fund’s obligation to make an Adviser Reimbursement automatically became a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser had waived its right to receive such payment for the applicable month. The Adviser voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month through December 31, 2024, the effective end day of terms of the Expense Support Agreement, and any such amounts were not considered unreimbursed Expense Payments reimbursable in future periods.

For the three and six months ended June 30, 2025, approximately $0.2 million and $0.4 million, respectively, was recognized and recorded in expense support on the consolidated statements of operations. For the three and six months ended June 30, 2024, approximately $0.2 million was recognized and recorded in expense support on the consolidated statements of operations.

Administrative Agent Expense Allocation Agreement

Fidelity Direct Lending LLC (“FDL”), an affiliate of the Fund, acts as administrative agent for certain of the Fund’s loan investments. As an administrative agent, FDL is responsible for performing loan administrative services on behalf of borrowers and lenders and is entitled to fees for those services. FDL does not retain fees from portfolio companies for providing services with respect to loans in which the Fund has invested. Pursuant to the Amended and Restated Administrative Agent Expense Allocation Agreement (the “Agent Allocation Agreement”), all fees earned and expenses incurred by FDL are transferred pro rata to the Fund and other affiliated funds based on the amounts the funds invested or committed, provided that those expenses shall not exceed the fees received by the Fund by FDL. Any income received or expense incurred is included in other income or other general and administrative expenses, respectively, on the consolidated statements of operations.

Affiliated Investments

There were no affiliated holdings as of June 30, 2025 and December 31, 2024.

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC (“FIAMIFM”), as the former General Partner, owned 1,564.42 units and 1,481.96 units of net assets as of June 30, 2025 and December 31, 2024, respectively.

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	June 30, 2025 % Net Assets	December 31, 2024 % Net Assets
Fidelity Capital and Income Fund	46%	48%
Fidelity Advisor Floating Rate High Income Fund	15%	16%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of June 30, 2025 and December 31, 2024.

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

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,594,811,263	$1,574,109,268	97.6%	$1,522,615,486	$1,525,175,632	96.3%
Second Lien Debt	—	—	0.0%	46,293,451	37,433,922	2.4%
Unsecured Debt	53,475	53,475	0.0%	—	—	0.0%
Equity	18,751,126	20,841,498	1.3%	18,001,364	18,047,546	1.1%
Mutual Funds	17,648,924	17,648,924	1.1%	3,224,421	3,224,421	0.2%
Total Investment	$1,631,264,788	$1,612,653,165	100.0%	$1,590,134,722	$1,583,881,521	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Health Care Services	21.0%	21.4%
Application Software	10.8%	9.4%
Industrial Machinery & Supplies & Components	7.6%	7.7%
Diversified Support Services	7.0%	6.9%
Air Freight & Logistics	6.2%	3.3%
Specialized Consumer Services	6.0%	5.7%
Trading Companies & Distributors	4.0%	3.9%
Packaged Foods & Meats	3.7%	2.4%
Soft Drinks & Non-alcoholic Beverages	3.5%	3.5%
Paper & Plastic Packaging Products & Materials	3.5%	3.2%
Environmental & Facilities Services	3.3%	5.3%
Pharmaceuticals	3.0%	3.1%
Copper	2.4%	2.5%
Health Care Technology	2.4%	4.6%
Data Processing & Outsourced Services	2.1%	2.2%
Health Care Facilities	2.0%	2.0%
Electronic Components	1.6%	1.6%
Life Sciences Tools & Services	1.5%	1.5%
Electronic Manufacturing Services	1.4%	1.4%
Automotive Parts & Equipment	1.3%	1.4%
Aerospace & Defense	1.3%	0.6%
Mutual Funds	1.1%	0.2%
Diversified Financial Services	0.8%	3.1%
Research & Consulting Services	0.8%	0.8%
Electrical Components & Equipment	0.5%	0.0%
Office Services & Supplies	0.4%	0.4%
Building Products	0.3%	0.1%
Health Care Supplies	0.3%	0.0%
IT Consulting & Other Services	0.1%	0.0%
Specialty Chemicals	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Commodity Chemicals	0.0%	0.9%
Food Distributors	0.0%	0.0%
Insurance Brokers	0.0%	0.9%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	June 30, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,581,059,922	98.1%	196.2%	$1,551,974,599	98.0%	205.4%
Australia	31,058,025	1.9%	3.9%	31,393,256	2.0%	4.2%
Canada	535,218	0.0%	0.1%	513,666	0.0%	0.1%
Total	$1,612,653,165	100.0%	200.2%	$1,583,881,521	100.0%	209.7%

As of June 30, 2025 and December 31, 2024, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of June 30, 2025 and December 31, 2024, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,574,109,268	$1,574,109,268
Unsecured Debt	—	—	53,475	53,475
Equity	—	—	20,841,498	20,841,498
Mutual Funds	17,648,924	—	—	17,648,924
Total Investments	$17,648,924	$—	$1,595,004,241	$1,612,653,165

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,525,175,632	$1,525,175,632
Second Lien Debt	—	—	37,433,922	37,433,922
Equity	—	—	18,047,546	18,047,546
Mutual Funds	3,224,421	—	—	3,224,421
Total Investments	$3,224,421	$—	$1,580,657,100	$1,583,881,521

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$1,525,175,632	$37,433,922	$—	$18,047,546	$1,580,657,100
Purchases of investments	115,363,407	—	53,475	749,762	116,166,644
Purchases from increase in investments due to Payment-in-kind	3,233,980	—	—	—	3,233,980
Proceeds from principal repayments and sales of investments	(87,752,308)	(9,718,142)	—	—	(97,470,450)
Accretion of discount/ amortization of premium	4,010,597	3,254	—	—	4,013,851
Net realized gain (loss)	761,538	—	—	—	761,538
Transfers into Level 3	27,433,922	—	—	—	27,433,922
Transfers out of Level 3	—	(27,433,922)	—	—	(27,433,922)
Net change in unrealized appreciation (depreciation)	(14,117,500)	(285,112)	—	2,044,190	(12,358,422)
Fair value, end of period	$1,574,109,268	$—	$53,475	$20,841,498	$1,595,004,241
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025	$(13,153,140)	$—	$—	$2,044,190	$(11,108,950)

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Purchases of investments	153,308,911	—	829,215	154,138,126
Purchases from increase in investments due to Payment-in-kind	1,110,937	—	—	1,110,937
Proceeds from principal repayments and sales of investments	(141,540,773)	—	—	(141,540,773)
Accretion of discount/ amortization of premium	4,898,717	18,269	—	4,916,986
Net realized gain (loss)	(1,036)	—	—	(1,036)
Net change in unrealized appreciation (depreciation)	(4,788,236)	(18,269)	155,097	(4,651,408)
Fair value, end of period	$1,352,296,797	$10,000,000	$17,533,029	$1,379,829,826
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024	$(4,788,236)	$(18,269)	$155,097	$(4,651,408)

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

The following provides information on Level 3 securities held by the Fund that were valued as of June 30, 2025 and December 31, 2024 based on unobservable inputs.

	June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,574,109,268	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.5	0.5	0.5	Increase
		Market approach	Transaction price	$98.75	$98.75	$98.75	Increase
		Discounted cash flow	Yield	8.2%	21.0%	10.4%	Decrease
Unsecured Debt	53,475	Discounted cash flow	Yield	19.6%	19.6%	19.6%	Decrease
Equity	20,841,498	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	16.5	10.5	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$1,595,004,241

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,525,175,632	Market approach	Transaction price	$98.50	$99.50	$98.62	Increase
		Discounted cash flow	Yield	8.2%	19.5%	10.8%	Decrease
Second Lien Debt	37,433,922	Discounted cash flow	Yield	11.3%	11.3%	11.3%	Decrease
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.50	0.50	0.50	Increase
Equity	18,047,546	Market approach	Transaction price	$3.10	$1,000.00	$77.04	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.70	17.00	10.70	Increase
Total	$1,580,657,100

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2025, and December 31, 2024, approximates fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, letters of credit, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedules of investments, and changes in those fair values are recorded in the net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The following table details the unfunded loan commitments as of June 30, 2025:

As of June 30, 2025

Investments - non-controlled/ non-affiliate	Commitment Type	Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	2,353,804
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	6,673,945
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	394,945
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	6,500,000
Aep Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	298,805
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	500,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	4,338,106
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	444,487
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	470,588
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	141,176
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2dx, Inc	Revolving Credit Facility	3/19/2030	105,085
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	50,847
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,292,145
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,050,000
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	85,890
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	2,870,203
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	2,361,111
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	689,101
Cytracom LLC	Revolving Credit Facility	6/28/2027	561,798
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	1,153,846
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	192,308
Double E Company, LLC	Revolving Credit Facility	6/21/2028	176,211
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	216,667
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	2,222,870
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	103,926
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	3,214,286
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	338,235

As of June 30, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Maturity Date	Unfunded Commitment ($)
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	6,252,244
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	118,056
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	79,167
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Harvest Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	173,410
Harvest Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	102,929
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	2,375,819
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,201,622
Infusion Services Management LLC	Delayed Draw Term Loan	7/7/2028	865,242
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	512,619
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	124,611
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	494,297
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	5,000,000
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,197,802
Luminii LLC	Revolving Credit Facility	3/21/2030	1,098,901
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	65,574
Mobotrex, LLC	Revolving Credit Facility	6/7/2030	282,360
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2030	208,451
Mri Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	1,240,385
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,226,225
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,727,298
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/31/2029	747,150
National Power, LLC	Revolving Credit Facility	10/31/2029	373,575
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	2,423,263
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	807,754
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	942,211
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	123,457
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,750,000
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,939,554
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,578,947
Pla Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,052,632

As of June 30, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Maturity Date	Unfunded Commitment ($)
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	1,250,000
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	406,250
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	6,375,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	505,051
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	574,661
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	858,896
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,708,333
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	4,159,091
Routeware, Inc	Revolving Credit Facility	9/18/2031	818,182
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Rxstrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	3,924,869
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	267,857
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	89,286
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2028	2,769,301
Scp Wqs Buyer, LLC	Delayed Draw Term Loan	10/2/2028	569,403
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	1,878,261
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	1,547,619
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	158,730
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	84,127
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	149,171
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	462,773
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,125,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tighitco Inc	Revolving Credit Facility	2/28/2030	549,451
Unified Service Partners, LLC	Delayed Draw Term Loan	4/14/2030	232,143
Unified Service Partners, LLC	Revolving Credit Facility	4/14/2030	89,286
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
Vip Medical Us Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	182,125
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$205,204,806

The following table details the unfunded loan commitments as of December 31, 2024:

As of December 31, 2024

Investments - non-controlled/ non-affiliate	Commitment Type	Maturity Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,428,671
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	5,081,518
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,571
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	512,237
Alcami Corporation	Revolving Credit Facility	12/21/2028	6,791,781
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	3,000,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	444,487
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	338,983
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,292,145
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	85,890
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	2,199,662
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	2,361,111
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	1,011,236
Cytracom, LLC	Revolving Credit Facility	6/28/2027	561,798
Double E Company, LLC	Revolving Credit Facility	6/21/2028	202,643
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
DPT Management, LLC	Revolving Credit Facility	12/18/2027	250,000
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	3,500,583
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	3,214,286
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Maturity Date	Unfunded Commitment ($)
EverSmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$367,647
EverSmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	2,948,762
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	4,891,392
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	5,098,494
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,317,497
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	865,242
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,332,808
LA-CO Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	65,574
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	283,466
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,298,077
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,727,298
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/31/2029	747,150
National Power, LLC	Revolving Credit Facility	10/31/2029	373,575
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	807,754
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	2,423,263
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	1,177,764
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	2,250,596
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,750,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,052,632
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	2,105,263
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	5,100,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	505,051
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	4,194,570
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,822,086
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	3,916,667
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,916,666
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	4,431,818
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,022,727
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	4,347,826
RxStrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	5,269,003

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Maturity Date	Unfunded Commitment ($)
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	$3,761,897
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	2,769,301
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	2,380,952
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	643,752
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	1,000,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	2,250,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	2,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	1,900,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$232,961,220

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Fund’s asset coverage was 195% and 187%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2025, were $878.0 million and $877.4 million, respectively, and 6.50% and 6.50%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2024, were $743.0 million and $743.0 million, respectively, and 8.15% and 8.17%, respectively. The Fund’s weighted average interest rate paid as of June 30, 2025 and December 31, 2024 was 6.47% and 6.78%, respectively.

The Fund’s outstanding borrowings as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility⁽¹⁾	$1,000,000,000	$750,381,862	$750,381,862
Truist Senior Secured Revolving Credit Facility	300,000,000	100,000,000	100,000,000
Total	$1,300,000,000	$850,381,862	$850,381,862
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of June 30, 2025 the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

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

For the three and six months ended June 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$14,990,905	$15,932,449
Facility unused fees	211,741	253,094
Amortization of deferred financing costs	429,633	580,828
Total Interest Expense	$15,632,279	$16,766,371

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$29,928,251	$31,912,366
Facility unused fees	373,339	511,875
Amortization of deferred financing costs	815,720	1,161,655
Total Interest Expense	$31,117,310	$33,585,896

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

The Fidelity Direct Lending Fund I JSPV LLC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the SPV, subject to certain exceptions. Proceeds of the Fidelity Direct Lending Fund I JSPV LLC Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding of portfolio investments, and such other uses as permitted under the Agreement.

Truist Senior Secured Revolving Credit Facility

On June 16, 2025, the Fund entered into a senior secured revolving credit facility (the “Truist Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Truist Agreement”). Truist Bank is administrative agent, ING Capital LLC is the valuation agent and Truist Securities, Inc., ING Capital LLC and Sumitomo Mitsui Banking Corporation are joint book runners and joint lead arrangers.

The Fund may borrow amounts in USD or certain agreed foreign currencies under the Truist Facility. Borrowings made under the Truist Facility will have a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Truist Agreement) in the case of any ABR Loan. in the case of any other loan, borrowings will have a per annum rate equal to1.75% or 1.875% plus the Adjusted Term SOFR Rate or, for foreign denominated loans, the relevant rate for such currency, in each case, depending on the Fund’s rate option election and borrowing base. The Fund will also pay a fee of 0.375% on average daily undrawn amounts under the Truist Facility.

The initial principal amount of the Truist Facility is $300 million, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $750 million, subject to the satisfaction of certain conditions. In addition, the Truist Facility includes a $60 million limit for swingline loans.

The Truist Facility is guaranteed by certain subsidiaries of the Fund and will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding of portfolio investments, and such other uses as permitted under the Agreement.

The Truist Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions.

The availability period under the Truist Facility will terminate on June 15, 2029 (the “Commitment Termination Date”) and the Facility will mature on June 14, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

The Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Fund to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, the lender under the Truist Facility may declare the outstanding advances and all other obligations under the Truist Facility immediately due and payable.

Note 9. Financial Highlights

The financial highlights for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
Per Unit Data
Net asset value per unit, beginning of period	$9.68	$10.08
Net investment income (loss) A	0.63	0.71
Net realized and change in unrealized gain (loss) A	(0.15)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.48	0.62
Distributions	(0.52)	(0.54)
Net asset value per unit, end of period	$9.64	$10.16

	Six Months Ended June 30,
	2025	2024
Ratios:
Net investment income (loss) to average net assets B	13.23%	14.11%
Expenses to average net assets, before reductions B,C	9.89%	11.53%
Expenses to average net assets, after reductions B,C	9.80%	11.47%
Portfolio turnover rate D	6.09%	20.96%
Total return E	5.13%	6.35%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense B,C	1.86%	1.83%
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense B,C	1.76%	1.75%

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

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to June 30, 2025, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Fund’s future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed on any forward-looking statements.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2025	2024
Investments:
Total investments, beginning of period	$1,590,134,722	$1,371,453,021
New investments purchased	116,166,644	154,138,126
Payment-in-kind interest capitalized	3,233,980	1,110,937
Net purchases (sales) of short-term securities	14,424,503	44,674,462
Net accretion of discount on investments	4,013,851	4,916,986
Net realized gain (loss) on investments	761,538	(1,036)
Investments sold or repaid	(97,470,450)	(141,540,773)
Total Investments, End of Period	$1,631,264,788	$1,434,751,723

Number of portfolio companies	90	54
Weighted average yield on debt, at amortized cost(1)	10.09%	11.48%
Weighted average yield on debt, at fair value(2)	10.07%	11.45%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%
(1)
Computed as the sum of, (a) the weighted average amortized cost multiplied by (b) the annual interest rate, for each income producing debt investment, excluding unfunded commitments. The weighted average amortized cost of an investment is computed by dividing the amortized cost by the sum of total amortized cost of debt investments, excluding unfunded commitments.
(2)
Computed as the sum of, (a) the weighted average fair value multiplied by (b) the annual interest rate, for each income producing debt investment, excluding unfunded commitments. The weighted average fair value of an investment is computed by dividing the fair value by the sum of total fair value of debt investments, excluding unfunded commitments.

Our investments consisted of the following:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,594,811,263	$1,574,109,268	97.6%	$1,522,615,486	$1,525,175,632	96.3%
Second Lien Debt	—	—	0.0%	46,293,451	37,433,922	2.4%
Unsecured Debt	53,475	53,475	0.0%	—	—	0.0%
Equity	18,751,126	20,841,498	1.3%	18,001,364	18,047,546	1.1%
Mutual Funds	17,648,924	17,648,924	1.1%	3,224,421	3,224,421	0.2%
Total Investment	$1,631,264,788	$1,612,653,165	100.0%	$1,590,134,722	$1,583,881,521	100.0%

As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Health Care Services	21.0%	21.4%
Application Software	10.8%	9.4%
Industrial Machinery & Supplies & Components	7.6%	7.7%
Diversified Support Services	7.0%	6.9%
Air Freight & Logistics	6.2%	3.3%
Specialized Consumer Services	6.0%	5.7%
Trading Companies & Distributors	4.0%	3.9%
Packaged Foods & Meats	3.7%	2.4%
Soft Drinks & Non-alcoholic Beverages	3.5%	3.5%
Paper & Plastic Packaging Products & Materials	3.5%	3.2%
Environmental & Facilities Services	3.3%	5.3%
Pharmaceuticals	3.0%	3.1%
Copper	2.4%	2.5%
Health Care Technology	2.4%	4.6%
Data Processing & Outsourced Services	2.1%	2.2%
Health Care Facilities	2.0%	2.0%
Electronic Components	1.6%	1.6%
Life Sciences Tools & Services	1.5%	1.5%
Electronic Manufacturing Services	1.4%	1.4%
Automotive Parts & Equipment	1.3%	1.4%
Aerospace & Defense	1.3%	0.6%
Mutual Funds	1.1%	0.2%
Diversified Financial Services	0.8%	3.1%
Research & Consulting Services	0.8%	0.8%
Electrical Components & Equipment	0.5%	0.0%
Office Services & Supplies	0.4%	0.4%
Building Products	0.3%	0.1%
Health Care Supplies	0.3%	0.0%
IT Consulting & Other Services	0.1%	0.0%
Specialty Chemicals	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Commodity Chemicals	0.0%	0.9%
Food Distributors	0.0%	0.0%
Insurance Brokers	0.0%	0.9%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	June 30, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,581,059,922	98.1%	196.2%	$1,551,974,599	98.0%	205.4%
Australia	31,058,025	1.9%	3.9%	31,393,256	2.0%	4.2%
Canada	535,218	0.0%	0.1%	513,666	0.0%	0.1%
Total	$1,612,653,165	100.0%	200.2%	$1,583,881,521	100.0%	209.7%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Rating	Fair Value	Fair Value
1	$—	$—
2	1,394,526,014	1,426,401,159
3	140,429,068	136,208,395
4	39,207,661	—
5	—	—
Total	$1,574,162,743	$1,562,609,554

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$44,664,053	$44,961,840	$89,587,901	$88,510,106
Net expenses	19,125,519	19,861,016	37,984,884	39,686,319
Net Investment Income (Loss) Before Taxes	25,538,534	25,100,824	51,603,017	48,823,787
Net change in provision (benefit) for income and excise taxes	137,584	—	137,724	—
Net Investment Income (Loss) After Taxes	25,400,950	25,100,824	51,465,293	48,823,787
Net realized gain (loss)	774,494	—	761,722	(1,036)
Net change in unrealized appreciation (depreciation)	(2,711,065)	1,253,035	(12,432,959)	(5,731,404)
Net increase (decrease) in net assets resulting from operations	$23,464,379	$26,353,859	$39,794,056	$43,091,347

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$43,779,495	$43,944,953	$87,740,213	$86,918,962
Dividend income	546,466	190,009	664,044	361,547
Other income	338,092	826,878	1,183,644	1,229,597
Total Investment Income	$44,664,053	$44,961,840	$89,587,901	$88,510,106

For the three and six months ended June 30, 2025, total investment income was $44.7 million and $89.6 million, respectively, primarily driven by the continued capital deployment of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.6 billion as of June 30, 2025 and its weighted average yield on debt and income producing investments, at fair value, was 10.07%. For the three and six months ended June 30, 2024, total investment income was $45.0 million and $88.5 million, respectively, driven by the Fund’s deployment of capital and the performance of the investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.4 billion as of June 30, 2024 and its weighted average yield on debt and income producing investments, at fair value, was 11.45%.

The elevated interest rate environment of 2023 remained for most of 2024 with the Secured Overnight Financing Rate (“SOFR”) remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. SOFR has subsequently held steady at approximately 4.30% through the end of the second quarter of fiscal 2025. Initially, during 2024, spreads in the lower and core middle market, the Fund’s primary area of focus, modestly compressed but then largely stabilized by the end of the year. While interest rates are considered when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$15,632,279	$16,766,371	$31,117,310	$33,585,896
Management fees	2,486,935	2,182,902	4,907,441	4,348,753
Administration fees	497,299	436,500	981,275	869,599
Custodian fees	828	556	2,226	1,334
Board of Directors' fees	98,690	70,983	174,689	146,700
Professional fees	410,903	278,749	729,940	399,117
Other general and administrative expenses	226,262	341,880	448,867	551,845
Total Expenses Before Reductions	19,353,196	20,077,941	38,361,748	39,903,244
Expense support	(227,677)	(216,925)	(376,864)	(216,925)
Net Expenses	19,125,519	19,861,016	37,984,884	39,686,319
Net change in provision (benefit) for income and excise taxes	137,584	—	137,724	—
Net Expenses Including Taxes	$19,263,103	$19,861,016	$38,122,608	$39,686,319

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three and six months ended June 30, 2025 was $15.6 million and $31.1 million, respectively. Total interest expense (including unused fees and amortization of deferred financing costs) for the three and six months ended June 30, 2024 was $16.8 million and $33.6 million, respectively. The decrease in interest expense was primarily driven by lower interest rates, partially offset by greater borrowings under the Fund’s credit facility as the Fund continues to grow the portfolio. The weighted average interest rate paid decreased to 6.50% and 6.50%, respectively, for the three and six months ended June 30, 2025, compared to 8.15% and 8.17%, respectively, for the three and six months ended June 30, 2024. The average principal balance outstanding increased to $878.0 million and $877.4 million, respectively, for the three and six months ended June 30, 2025, compared to $743.0 million and $743.0 million, respectively, for the three and six months ended June 30, 2024.

Management Fees

For the three and six months ended June 30, 2025 management fees were $2.5 million and $4.9 million, respectively. For the three and six months ended June 30, 2024 management fees were $2.2 million, and $4.3 million, respectively. The increase in management fees was due to increase in the average daily net assets, compared to the three and six months ended June 30, 2024. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

Other Expenses

For the three and six months ended June 30, 2025, total other expenses were $1.2 million and $2.3 million, respectively. For the three and six months ended June 30, 2024, total other expenses were $1.1 million and $2.0 million, respectively. The increase in total other expenses was primarily driven by an increase in administration fees and professional fees driven by the larger portfolio and associated costs with managing the Fund, slightly offset by a decrease in other general and administrative expenses.

Income Taxes, Including Excise Taxes

The Fund elected to be treated, and intends to qualify annually as, a RIC as defined under Subchapter M of the Code. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax. To qualify for tax treatment as a RIC, the Fund must, among other things, distribute to its Unit Holders in each taxable year generally at least 90% of the sum of its investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund, among other things, intends to make the requisite distributions to its Unit Holders, which generally relieve it from corporate-level U.S. federal income taxes.

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

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected on the Fund’s consolidated financial statements.

As of June 30, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.6 million and $0.9 million for each period presented, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million for each period presented, which was comprised of provision for taxes of approximately $0.1 million for each period presented related to income, and benefit for deferred tax expense related to unrealized gains on investments of approximately $0.1 million for each period presented. For the three and six months ended June 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for deferred tax expense related to unrealized gains on investments of approximately $1.1 million for each period presented. The Fund did not incur an excise tax for the three and six months ended June 30, 2025 and 2024.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on non-controlled / non-affiliate investments	$774,134	$—	$761,538	$(1,036)
Net realized gain (loss) on foreign currency transactions	360	—	184	—
Net Realized Gain (Loss)	$774,494	$—	$761,722	$(1,036)

For the three and six months ended June 30, 2025, the Fund generated approximately $0.8 million of net realized gain on investments for each period presented, primarily from the sale of investments. For the three and six months ended June 30, 2024, the Fund generated a nominal net realized loss on investments, as shown above, from the sale of investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(2,604,072)	$2,333,031	$(12,358,422)	$(4,651,408)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(106,625)	(1,079,996)	(74,374)	(1,079,996)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(368)	—	(163)	—
Net change in unrealized appreciation (depreciation)	$(2,711,065)	$1,253,035	$(12,432,959)	$(5,731,404)

For the three and six months ended June 30, 2025, the Fund recorded a decrease in the net change in unrealized appreciation (depreciation) primarily due to the performance of a small sub-set of underlying assets. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further reduced the net change in unrealized depreciation for the first two quarters of fiscal 2025. For the three months ended June 30, 2024, the fair value of the Fund’s debt investments increased due to the financial performance of the Fund’s portfolio companies, net of an increase in deferred taxes of $1.1 million. During the six months ended June 30, 2024, the improved financial performance of the Fund’s portfolio companies was offset predominantly due to softness in the performance of a small number of portfolio companies.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of the Fund’s continuous offering of Units, proceeds from net borrowings on its credit facilities, income earned and repayments on principal on its debt investments. The primary uses of the Fund’s cash are for (i) originating and purchasing debt and other investments, (ii) funding the costs of the Fund’s operations (including fees paid to the Adviser and expense reimbursements paid to the Fund’s Administrator), (iii) debt service, repayment and other financing costs of the Fund’s borrowings, (iv) cash distributions to the holders of the Fund’s units and (v) funding repurchases under the Fund’s unit repurchase program.

As of June 30, 2025 and December 31, 2024, the Fund had two and one asset-based leverage facility, respectively.

In order to finance certain investment transactions, the Fund may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Fund sells an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date. During the six months ended June 30, 2025 and 2024, there were no short-term borrowings.

The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 and December 31, 2024, the Fund had an aggregate amount of $850.4 million and $868.4 million of debt outstanding and the Fund’s asset coverage ratio was 195% and 187%, respectively.

Cash as of June 30, 2025, taken together with the Fund’s $449.6 million of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

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

As of June 30, 2025, the Fund had $15.8 million in cash and $17.6 million in short-term liquid investments. During the six months ended June 30, 2025, cash used in operating activities was $5.8 million, primarily as a result of funding portfolio investments, partially offset by sale of investments and principal repayments. Cash used in financing activities was $12.2 million during the period, primarily as a result of net repayment of borrowings, distributions to investors and repurchased units, partially offset by capital called from investors.

During the six months ended June 30, 2024, cash used in operating activities was $16.6 million, primarily as a result of funding portfolio investments. Cash used by financing activities was $10.0 million during the period, primarily as a result of distributions to investors, partially offset by capital called from investors.

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

On February 11, 2025, the Fund entered into the Second Amended and Restated Limited Liability Company Agreement, in which the Fund expects that it will commence drawdowns of Capital Commitments from subscribers who make a Capital Commitment to the Fund on or after March 1, 2025 only after the Fund has drawn down 90% of the Capital Commitments of each subscriber admitted prior to March 1, 2025.The Fund expects that it will draw down Capital Commitments pro rata in accordance with each subscriber’s unfunded Capital Commitment. The Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however the Fund may draw down additional Capital Commitments as necessary in its sole discretion. In addition, the Second Amended and Restated Limited Liability Company Agreement reflects the Adviser’s authority to forgive a Member’s uncalled capital commitments, in whole or in part, for the Fund and certain non-material changes.

On April 1, 2025, the Fund released uncalled capital commitments from a Unit Holder of $12.3 million.

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of June 30, 2025 and December 31, 2024.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	June 30, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$808,234,009	$76,549,966	9.5%
Total	$808,234,009	$76,549,966	9.5%

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

The following table summarizes total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

For the Six Months Ended June 30, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
Total capital drawdowns	1,978,529	$20,000,000

Distributions

The following tables summarize distributions declared for the three and six months ended June 30, 2025 and 2024:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
	$0.52	$42,623,061	$21,538,971

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
	$0.54	$37,249,939	$13,126,285

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

The following table summarizes the Unit repurchases completed during the three and six months ended June 30, 2025:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased ⁽¹⁾
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

During the three and six months ended June 30, 2024, there were no repurchases of Units.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2025, were $878.0 million and $877.4 million, respectively, and 6.50% and 6.50%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2024, were $743.0 million and $743.0 million, respectively, and 8.15% and 8.17%, respectively. The Fund’s weighted average interest rate paid as of June 30, 2025 and December 31, 2024 was 6.51%, and 6.78%, respectively.

The Fund’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility⁽¹⁾	$1,000,000,000	$750,381,862	$750,381,862
Truist Senior Secured Revolving Credit Facility	300,000,000	100,000,000	100,000,000
Total	$1,300,000,000	$850,381,862	$850,381,862
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of June 30, 2025 the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

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

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $205.2 million and $233.0 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of June 30, 2025, management is not aware of any pending or threatened material litigation.

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

As of June 30, 2025, 100% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statements of assets and liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$51,643,941	$25,511,456	$26,132,485
Up 200 basis points	34,429,294	17,007,637	17,421,657
Up 100 basis points	17,214,647	8,503,819	8,710,828
Down 100 basis points	(17,214,647)	(8,503,819)	(8,710,828)
Down 200 basis points	(34,425,869)	(17,007,637)	(17,418,232)
Down 300 basis points	(51,528,253)	(25,511,456)	(26,016,797)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed on our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Capital Drawdowns

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Dividend Reinvestment Plan

During the six months ended June 30, 2025, the Fund issued 2,242,957 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued for reinvestment of distributions was approximately $21.5 million.

Unit Repurchases

The Fund has adopted a unit repurchase program. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

The following table presents the Unit repurchases completed for the six months ended June 30, 2025:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased ⁽¹⁾
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50%

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

PART IV

Item 6. Exhibits.

Exhibit Number	Description
3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(1)
3.2	Second Amended and Restated Limited Liability Company Agreement of the Fund.(2)
10.1	Senior Secured Revolving Credit Agreement.(3)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(1)
Previously filed as Exhibit 3.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 15, 2024.
(2)
Previously filed as Exhibit 3.2 to the Fund's Form 10-K (File No. 814-01645), filed on March 19, 2025.
(3)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on June 18, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: August 14, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: August 14, 2025	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9917000.100

FDLA-10Q2-0825