Form 10-Q
period 2025-09-30
Fidelity Private Credit Co LLC
filed 2025-11-12
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of units of Registrant’s Common Units, outstanding as of November 7, 2025 was 83,177,276

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,582,212,107 and $1,590,134,722 as of September 30, 2025 and December 31, 2024, respectively)	$1,546,401,002	$1,583,881,521
Cash	43,512,900	33,804,984
Foreign cash (cost $8,306 and $14,073 as of September 30, 2025 and December 31, 2024, respectively)	8,259	13,914
Deferred financing costs	10,323,946	6,507,716
Receivables from sales and paydowns of investments	1,031,460	3,099,283
Interest receivable	15,606,995	14,127,573
Prepaid expenses and other assets	12,840	146,324
Total Assets	$1,616,897,402	$1,641,581,315
Liabilities
Debt	795,352,806	868,361,752
Due to custodian	—	155,575
Payable for purchases of investments	294,008	319,262
Payable for capital units repurchased	21,512,513	—
Interest payable	12,493,822	14,820,731
Management fee payable	840,210	797,625
Due to affiliates, net	133,215	188,679
Other accounts payable and accrued liabilities	1,213,695	1,391,913
Total Liabilities	$831,840,269	$886,035,537
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	807,755,805	763,124,223
Total distributable earnings (loss)	(22,698,672)	(7,578,445)
Total Net Assets	$785,057,133	$755,545,778
Total Liabilities and Net Assets	$1,616,897,402	$1,641,581,315
Net Asset Value per unit (82,653,798 and 78,091,599 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	$9.50	$9.68

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
From non-controlled / non-affiliate investments
Interest income	$47,176,402	$46,131,243	$134,916,615	$133,050,205
Dividend income	50,442	96,093	714,486	457,640
Other income	521,137	204,159	1,704,781	1,433,756
Total Investment Income	47,747,981	46,431,495	137,335,882	134,941,601
Expenses
Interest expense	15,657,834	16,763,416	46,775,144	50,349,312
Management fees	2,522,056	2,227,904	7,429,497	6,576,657
Administration fees	504,533	445,758	1,485,808	1,315,357
Custodian fees	623	642	2,849	1,976
Board of Directors’ fees	77,354	67,586	252,043	214,286
Professional fees	517,647	122,851	1,247,587	521,968
Other general and administrative expenses	230,192	418,990	679,059	970,835
Total Expenses Before Reductions	19,510,239	20,047,147	57,871,987	59,950,391
Expense support	(299,545)	(184,161)	(676,409)	(401,086)
Net Expenses	19,210,694	19,862,986	57,195,578	59,549,305
Net Investment Income (Loss) Before Taxes	28,537,287	26,568,509	80,140,304	75,392,296
Net change in provision (benefit) for income and excise taxes	2,700	217,111	140,424	217,111
Net Investment Income (Loss) After Taxes	28,534,587	26,351,398	79,999,880	75,175,185
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	1,978,660	847,839	2,740,198	846,803
Net realized gain (loss) on foreign currency transactions	(39)	—	145	—
Benefit (provision) for taxes on realized gain on investments	(3)	(237,455)	(3)	(237,455)
Net realized gain (loss)	1,978,618	610,384	2,740,340	609,348
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(17,199,482)	(21,159,895)	(29,557,904)	(25,811,303)
Net change in unrealized appreciation (depreciation) on foreign currency translation	282	—	119	—
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(156,375)	472,124	(230,749)	(607,872)
Net change in unrealized appreciation (depreciation)	(17,355,575)	(20,687,771)	(29,788,534)	(26,419,175)
Net Realized and Change in Unrealized Gains (Losses)	(15,376,957)	(20,077,387)	(27,048,194)	(25,809,827)
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,157,630	$6,274,011	$52,951,686	$49,365,358

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$28,534,587	$26,351,398	$79,999,880	$75,175,185
Net realized gain (loss)	1,978,618	610,384	2,740,340	609,348
Net change in unrealized appreciation (depreciation)	(17,355,575)	(20,687,771)	(29,788,534)	(26,419,175)
Net increase (decrease) in net assets resulting from operations	13,157,630	6,274,011	52,951,686	49,365,358
Capital Activity:
Capital contributions	—	15,000,000	50,286,000	35,000,000
Distributions to Unit Holders	(25,448,852)	(24,196,125)	(68,071,913)	(61,446,064)
Capital units repurchased	(21,512,513)	(26,107,687)	(40,430,193)	(26,107,687)
Reinvestment of distributions	13,236,804	9,424,165	34,775,775	22,550,450
Net increase (decrease) in net assets resulting from capital activity	(33,724,561)	(25,879,647)	(23,440,331)	(30,003,301)
Total increase (decrease) in net assets	(20,566,931)	(19,605,636)	29,511,355	19,362,057
Net assets, beginning of period	805,624,064	714,059,461	755,545,778	675,091,768
Net Assets, End of Period	$785,057,133	$694,453,825	$785,057,133	$694,453,825

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$52,951,686	$49,365,358
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(306,442,327)	(337,732,369)
Proceeds from sales of investments and principal repayments	334,953,871	273,222,946
Net proceeds (payments) from sales (purchases) of short-term securities	(5,590,144)	(10,571,774)
Net realized (gain) loss on investments	(2,740,198)	(846,803)
Net realized (gain) loss on foreign currency transactions	(145)	—
Net change in unrealized (appreciation) depreciation on investments	29,557,904	25,811,303
Net change in unrealized (appreciation) depreciation on foreign currency translation	(119)	—
Payment-in-kind interest capitalized	(4,833,253)	(1,635,756)
Net accretion of discount and amortization of premium	(7,425,334)	(9,572,524)
Amortization of deferred financing costs	1,491,434	1,761,589
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	2,067,823	(517,800)
(Increase) decrease in interest receivable	(1,479,422)	(4,235,068)
(Increase) decrease in prepaid expenses and other assets	133,484	62,400
Increase (decrease) in due to custodian	(155,575)	(1,087,223)
Increase (decrease) in payable for purchases of investments	(25,254)	54,893
Increase (decrease) in interest payable	(2,326,909)	175,566
Increase (decrease) in management fee payable	42,585	42,000
Increase (decrease) in due to affiliates, net	(55,464)	(14,266)
Increase (decrease) in other accounts payable and accrued liabilities	(178,218)	958,193
Net Cash Provided by (Used in) Operating Activities	89,946,425	(14,759,335)
Cash Flows from Financing Activities:
Payment of financing costs	(5,307,664)	(950,001)
Capital contributions	50,286,000	35,000,000
Repurchased units	(18,917,680)	—
Capital distributions	(33,296,138)	(44,777,163)
Proceeds from borrowings	150,400,000	11,500,000
Repayment of borrowings	(223,408,946)	—
Net Cash Provided by (Used in) Financing Activities	(80,244,428)	772,836
Net increase (decrease) in Cash and Foreign cash	9,701,997	(13,986,499)
Effect of foreign currency exchange rates changes on cash	264	—
Cash and Foreign cash, beginning of the period	33,818,898	46,194,052
Cash and Foreign cash, End of the Period	$43,521,159	$32,207,553
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$34,775,775	$22,550,450
Reinvestment of distributions	$(34,775,775)	$(22,550,450)
Non-cash purchases of payment-in-kind securities	$4,833,253	$1,635,756
Non-cash interest income from payment-in-kind securities	$(4,833,253)	$(1,635,756)
Cash paid for state and federal taxes	$514,600	$—
Cash paid for interest expense	$47,610,619	$48,412,157

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
Penn Quarter Partners, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.20%	8/25/2031	3,740,911	$3,694,736	$3,694,149
Penn Quarter Partners, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/25/2031	-	(17,251)	(17,536)
Penn Quarter Partners, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/25/2031	-	(17,248)	(17,536)
						3,660,237	3,659,077	0.47%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR + 4.75%	9.10%	5/3/2029	8,205,980	8,039,238	8,205,980
Cadence - Southwick, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	9.05%	5/3/2028	2,245,366	2,183,685	2,245,366
Tex-Tech Industries Inc (j)(l)	Term Loan	SOFR + 5.00%	9.14%	1/13/2031	710,714	704,260	710,714
Tex-Tech Industries Inc (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.17%	1/13/2031	47,619	46,918	47,619
Tex-Tech Industries Inc (f)(j)(q)	Revolving Credit Facility	SOFR + 5.00%	9.14%	1/13/2031	7,937	6,807	7,937
Tighitco Inc (i)(l)(q)	Term Loan	SOFR + 6.00%	10.04%	2/28/2030	8,747,253	8,628,132	8,642,286
Tighitco Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	10.08%	2/28/2030	714,286	699,514	701,099
						20,308,554	20,561,001	2.63%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(m)(q)	Term Loan	SOFR + 5.75%	9.95%	11/27/2030	158,158	156,040	154,046
Dynamic Connections, Ltd (i)(l)(m)(p)	Term Loan	CORRA + 5.75%	8.74%	11/27/2030	516,650	363,501	362,327
Dynamic Connections, Ltd (f)(i)(m)(q)	Delayed Draw Term Loan	-	-	11/27/2030	-	(4,488)	(9,007)
Dynamic Connections, Ltd (f)(i)(m)(q)	Revolving Credit Facility	-	-	11/27/2030	-	(1,496)	(3,002)
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR + 4.75%	9.01%	11/23/2028	15,132,000	14,807,303	15,132,000
Pla Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50%	10.67%	11/22/2029	16,715,789	16,426,427	15,779,705
Pla Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	11/22/2029	-	(17,542)	(58,947)
Pla Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.67%	11/22/2029	1,000,000	964,647	882,105
R1 Holdings, LLC (i)(l)	Term Loan	SOFR + 6.25%	10.56%	12/29/2028	21,526,288	21,122,343	21,311,025

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
R1 Holdings, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	10.52%	12/29/2028	2,456,077	$2,386,220	$2,431,516
R1 Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.52%	12/29/2028	4,855,204	4,762,611	4,800,905
STG Distribution LLC (h)(m)(q)	Term Loan	SOFR + 8.25% (7.25% PIK)	12.57%	10/3/2029	17,845,308	17,043,562	17,149,341
STG Distribution LLC (h)(m)(q)	Term Loan	SOFR + 7.50% (6.50% PIK)	11.82%	10/3/2029	38,456,093	38,456,093	10,306,233
						116,465,221	88,238,247	11.23%
Application Software
ACP Avenu Midco LLC (i)(l)	Term Loan	SOFR + 5.00%	9.29%	10/2/2029	18,421,875	18,049,008	18,348,188
ACP Avenu Midco LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	(123,223)	(26,696)
ACP Avenu Midco LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.29%	10/2/2029	4,690,164	4,626,147	4,671,404
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.00%	9.29%	10/2/2029	465,658	461,385	463,795
ACP Avenu Midco LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2029	-	(1,782)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.00%	9.32%	10/2/2029	14,000,000	13,864,285	13,944,000
ACP Falcon Buyer Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.79%	8/1/2029	23,360,357	22,860,056	23,360,357
ACP Falcon Buyer Inc (f)(i)(q)	Revolving Credit Facility	-	-	8/1/2029	-	(125,977)	-
Alegeus Technologies Holdings Corp (i)(l)(q)	Term Loan	SOFR + 6.75%	11.06%	11/5/2029	27,056,033	26,475,856	26,893,696
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)(q)	Term Loan	SOFR + 4.75%	9.08%	12/9/2029	31,157,216	30,510,221	31,157,216
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	12/9/2028	-	(59,141)	-
Cytracom LLC (i)(l)	Term Loan	SOFR + 6.00%	10.16%	6/28/2027	3,426,966	3,405,677	3,402,978
Cytracom LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.16%	6/28/2027	490,674	486,214	486,198
Cytracom LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/28/2027	-	(3,288)	(3,933)
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR + 6.00% (3.42% PIK)	10.17%	3/1/2028	20,874,167	20,662,131	20,790,670
Lightspeed Solutions, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 6.00% (3.42% PIK)	10.17%	3/1/2028	1,376,764	1,375,551	1,371,257
Prism Parent Co Inc. (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.14%	9/16/2028	1,477,722	1,455,146	1,477,722
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	9.14%	9/16/2028	30,883,726	30,530,420	30,883,726
Routeware, Inc (i)(l)	Term Loan	SOFR + 5.25%	9.28%	9/18/2031	9,545,455	9,460,353	9,497,727
Routeware, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.31%	9/18/2031	272,727	252,592	271,364

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Routeware, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.39%	9/18/2031	204,545	$195,780	$199,432
						184,357,411	187,189,101	23.86%
Automotive Parts & Equipment
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR + 5.25% (2.75% PIK)	9.40%	8/31/2028	26,061,175	25,759,722	20,067,105
Arrowhead Holdco Company (j)(l)(q)	Delayed Draw Term Loan	SOFR + 5.25% (2.75% PIK)	9.40%	8/31/2028	2,396,742	2,396,742	1,845,492
						28,156,464	21,912,597	2.80%
Building Products
Tgnl Purchaser LLC (i)(q)	Term Loan	SOFR + 5.00%	9.16%	6/25/2031	826,657	816,669	816,324
Tgnl Purchaser LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/25/2031	-	(1,982)	(2,072)
						814,687	814,252	0.10%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.00%	4/9/2030	355,971	351,037	349,207
BPCP Craftsman Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/9/2030	-	(3,202)	(5,412)
BPCP Craftsman Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.00%	4/9/2030	7,843	5,708	4,863
						353,543	348,658	0.04%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Term Loan	SOFR + 5.50%	9.70%	6/29/2027	34,034,627	33,822,984	34,034,627
						33,822,984	34,034,627	4.34%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)	Term Loan	SOFR + 5.00%	9.29%	11/1/2030	7,203,629	7,124,265	7,160,407
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/1/2030	-	(12,857)	(7,258)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	11/1/2030	-	(21,436)	-
Benefit Plan Administrators of Eau Claire, LLC (j)(q)	Term Loan	SOFR + 5.00%	9.29%	11/1/2030	995,000	983,565	989,030
Cub Financing Intermediate, LLC (k)(l)	Term Loan	SOFR + 4.75%	8.75%	6/28/2030	5,087,500	5,044,908	5,087,500
Cub Financing Intermediate, LLC (f)(k)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	6/28/2030	972,222	955,007	972,222
						14,073,452	14,201,901	1.81%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Diversified Support Services
All-Lift Systems, LLC (i)(l)(q)	Term Loan	SOFR + 6.25%	10.38%	9/19/2028	12,739,726	$12,613,506	$12,612,329
All-Lift Systems, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.41%	9/19/2028	308,219	287,886	287,671
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.65%	6/1/2027	15,458,500	15,281,588	14,515,532
American Trailer Rental Group, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.65%	6/1/2027	14,624,284	14,621,368	13,732,202
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.90%	6/1/2027	19,073,042	18,817,551	17,966,806
Eversmith Brands Intermediate Holding Company (i)(l)	Term Loan	SOFR + 5.00%	9.31%	6/17/2030	522,794	516,270	522,794
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.29%	6/17/2030	29,338	26,978	29,338
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.00%	6/17/2030	13,235	12,017	13,235
Hy-Tek Opco, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.52%	9/19/2028	22,101,210	21,882,268	21,880,198
Hy-Tek Opco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2028	-	(41,253)	(41,700)
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	9.16%	11/1/2029	12,374,623	12,216,661	12,213,753
Identiti Resources LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.20%	11/1/2029	5,073,001	5,008,755	5,007,052
Identiti Resources LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.16%	11/1/2029	194,457	172,606	171,476
Identiti Resources LLC (i)(q)	Term Loan	SOFR + 5.00%	9.16%	11/1/2029	326,146	321,410	321,906
Mri Acquisitions, Inc (i)(l)(q)	Term Loan	SOFR + 6.25%	10.40%	7/1/2026	32,563,927	32,413,048	30,642,655
Mri Acquisitions, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.40%	7/1/2026	2,500,000	655,894	519,166
National Power, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.16%	10/20/2029	1,365,379	1,353,787	1,361,282
National Power, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/20/2029	-	(6,124)	(2,241)
National Power, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.16%	10/20/2029	89,658	86,598	88,537
Perimeter Solutions Group, LLC (i)(l)	Term Loan	SOFR + 4.50%	8.50%	10/2/2030	11,976,536	11,846,439	11,916,654
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.50%	10/2/2030	2,116,465	2,083,498	2,105,883
Perimeter Solutions Group, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 4.50%	8.66%	10/2/2030	1,875,000	1,835,693	1,856,250
						152,006,444	147,720,778	18.83%
Electrical Components & Equipment
Luminii LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	10.00%	3/21/2030	6,669,780	6,577,979	6,669,780

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	3/21/2030	-	$(29,588)	$-
Luminii LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/21/2030	-	(14,775)	-
Warshaw Opco LLC (i)(q)	Term Loan	SOFR + 5.75%	9.75%	3/27/2030	743,314	733,062	709,121
Warshaw Opco LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	10.18%	3/27/2030	66,610	63,411	55,750
						7,330,089	7,434,651	0.95%
Electronic Components
Aep Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR + 6.50% (4.75% PIK)	10.85%	10/5/2027	24,842,509	24,476,608	22,979,321
Aep Passion Intermediate Holdings, Inc. (i)(q)	Delayed Draw Term Loan	SOFR + 6.50% (4.75% PIK)	10.85%	10/5/2027	1,375,604	1,356,802	1,272,434
Aep Passion Intermediate Holdings, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50% (4.75% PIK)	10.85%	10/5/2027	1,434,395	1,409,781	1,304,405
Eds Buyer, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.75%	1/10/2029	901,085	887,765	901,085
Eds Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/10/2029	-	(1,176)	-
						28,129,780	26,457,245	3.37%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	9.56%	11/4/2030	22,680,137	22,379,447	22,566,736
Principal Lighting Group Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/4/2030	-	(39,682)	(15,532)
						22,339,765	22,551,204	2.87%
Environmental & Facilities Services
Dragonfly Pond Works (i)(q)	Term Loan	SOFR + 5.25%	9.25%	8/16/2030	2,963,069	2,925,070	2,963,069
Dragonfly Pond Works (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.40%	8/16/2030	1,273,665	1,244,154	1,273,665
Dragonfly Pond Works (f)(i)(q)	Revolving Credit Facility	-	-	8/16/2030	-	(10,711)	-
Scp Mechanical Services Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.95%	8/20/2031	6,730,769	6,647,843	6,646,635
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/20/2031	-	(17,693)	(18,029)
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/20/2031	-	(41,293)	(42,067)
						10,747,370	10,823,273	1.38%
Health Care Facilities
Infusion Services Management LLC (i)(l)	Term Loan	SOFR + 6.50%	10.37%	7/7/2028	18,662,433	18,311,629	18,662,433

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Infusion Services Management LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.50%	10.37%	7/7/2028	6,183,021	$6,090,109	$6,183,021
Infusion Services Management LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.37%	7/7/2028	922,713	876,405	922,713
Infusion Services Management LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.87%	7/7/2028	4,766,667	4,696,649	4,766,667
						29,974,792	30,534,834	3.90%
Health Care Services
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	9.47%	7/2/2031	20,093,948	19,828,754	20,013,572
Ab Centers Acquisition Corporation (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.47%	7/2/2031	1,317,804	1,285,404	1,312,525
Ab Centers Acquisition Corporation (f)(j)(q)	Revolving Credit Facility	-	-	7/2/2031	-	(24,481)	(7,362)
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	9.41%	7/2/2031	995,000	990,537	991,020
Bebright Mso, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.75%	6/3/2030	9,541,980	9,462,804	9,541,980
Bebright Mso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.75%	6/3/2030	7,659,528	7,596,737	7,659,528
Bebright Mso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/3/2030	-	(15,925)	-
Bebright Mso, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.25%	6/3/2030	90,909	90,019	90,727
Bebright Mso, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	6/3/2030	-	(4,025)	-
CareRing Health, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.20%	5/4/2028	6,517,242	6,504,207	6,315,208
CareRing Health, LLC (j)(l)	Term Loan	SOFR + 6.00%	10.20%	5/4/2028	28,024,138	27,682,327	27,155,390
Dpt Management, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.66%	12/18/2027	1,786,500	1,772,828	1,691,816
Dpt Management, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/18/2027	-	(3,088)	(22,083)
Dpt Management, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.66%	12/18/2027	33,333	31,481	20,083
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR + 6.50%	10.62%	1/3/2029	37,737,375	37,148,663	37,737,375
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)(q)	Delayed Draw Term Loan	SOFR + 6.50%	10.68%	1/3/2029	8,909,091	8,770,884	8,909,088
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	1/3/2029	-	(37,480)	-
Future Care Associates LLC (i)(l)	Term Loan	SOFR + 5.25%	9.51%	12/30/2028	29,175,000	28,715,390	29,087,475
Future Care Associates LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.51%	12/30/2028	24,527,500	24,152,110	24,453,918
Future Care Associates LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/30/2028	-	(69,311)	(15,000)
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.50%	12/15/2028	6,564,375	6,442,362	6,564,375

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Houseworks Holdings, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.50%	12/15/2028	24,375,000	$23,927,778	$24,375,000
Houseworks Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.60%	12/15/2028	3,214,343	3,119,174	3,214,343
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.50%	12/15/2028	43,299,592	42,456,933	43,299,592
NE Ortho Management Services, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/13/2030	-	(42,178)	-
NE Ortho Management Services, LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/13/2030	-	(10,529)	-
NE Ortho Management Services, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.00%	12/13/2030	5,224,152	5,153,849	5,224,152
NE Ortho Management Services, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.00%	12/13/2030	2,423,263	2,391,345	2,423,263
The Smilist Dso, LLC (i)(l)	Term Loan	SOFR + 6.00%	10.00%	4/4/2029	20,982,523	20,624,752	20,982,523
The Smilist Dso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2029	-	(18,275)	-
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.00%	4/4/2029	4,555,586	4,479,639	4,555,586
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.00%	4/4/2029	5,672,704	5,576,921	5,672,704
The Smilist Dso, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.25%	4/4/2029	629,355	622,969	628,726
Tiger Healthcare Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00% (0.50% PIK)	10.00%	2/27/2030	73,853	72,150	66,715
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR + 6.00% (0.50% PIK)	10.00%	2/27/2030	2,463,014	2,418,908	2,310,307
Tiger Healthcare Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.50%	2/27/2030	1,125,000	1,087,091	985,500
Together Women's Health LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.75%	8/26/2031	9,450,549	9,333,866	9,332,418
Together Women's Health LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	8/26/2031	1,208,791	1,139,139	1,145,604
Together Women's Health LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/26/2031	-	(20,275)	(20,604)
Vip Medical Us Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.51%	12/12/2028	33,439,413	33,029,845	33,439,413
Vip Medical Us Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/12/2028	-	(83,816)	-
Vip Medical Us Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.51%	12/12/2028	8,006,750	7,915,905	8,006,750
						343,495,388	347,141,627	44.25%
Health Care Supplies
C2dx, Inc (i)(l)	Term Loan	SOFR + 5.50%	9.70%	3/19/2030	517,542	511,331	517,542
C2dx, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.70%	3/19/2030	30,508	28,970	30,508
C2dx, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.70%	3/19/2030	286,695	282,800	286,695

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Premier Dental Products Company LLC (i)(l)	Term Loan	SOFR + 5.25%	9.25%	1/31/2031	3,109,375	$3,066,709	$3,006,766
Premier Dental Products Company LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	1/31/2031	-	(8,362)	(31,875)
Premier Dental Products Company LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/31/2031	-	(8,436)	(20,625)
						3,873,012	3,789,011	0.49%
Health Care Technology
Harmony Hit US Holdings Inc (i)(l)(q)	Term Loan	SOFR + 5.00%	9.16%	12/3/2030	17,638,473	17,441,496	17,479,727
Harmony Hit US Holdings Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	12/3/2030	-	(19,468)	(9,894)
Harmony Hit US Holdings Inc (f)(i)(q)	Revolving Credit Facility	-	-	12/3/2030	-	(32,683)	(27,223)
Rxstrategies, Inc (i)(l)(q)	Term Loan	SOFR + 5.00%	9.31%	8/12/2030	20,640,865	20,376,615	20,640,865
Rxstrategies, Inc (f)(i)(q)	Revolving Credit Facility	-	-	8/12/2030	-	(45,796)	-
						37,720,164	38,083,475	4.86%
Industrial Machinery & Supplies & Components
Double E Company, LLC (i)(l)	Term Loan	SOFR + 6.75% (2.75% PIK)	10.90%	6/21/2028	16,118,856	16,015,249	14,958,298
Double E Company, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.75%	10.88%	6/21/2028	1,497,797	1,497,797	1,326,520
Double E Company, LLC (i)(q)	Term Loan	SOFR + 6.75% (2.75% PIK)	11.13%	6/21/2028	660,793	641,778	613,216
Endurance PT Technology Buyer Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.66%	2/28/2030	4,192,467	4,125,904	4,192,467
Endurance PT Technology Buyer Corporation (f)(i)(q)	Revolving Credit Facility	-	-	2/28/2030	-	(45,667)	-
Endurance PT Technology Buyer Corporation (i)(q)	Term Loan	SOFR + 5.25%	9.41%	2/28/2030	987,500	973,245	987,500
La-Co Industries, Inc (i)(l)	Term Loan	SOFR + 5.00%	9.00%	7/2/2030	9,053,042	8,939,321	9,034,936
La-Co Industries, Inc (f)(i)(q)	Revolving Credit Facility	-	-	7/2/2030	-	(9,110)	(1,521)
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	11.15%	1/9/2029	35,771,139	35,203,044	35,771,139
Lake Air Products, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	11.15%	1/9/2029	1,000,000	916,724	1,000,000
						68,258,285	67,882,555	8.66%
IT Consulting & Other Services
Digital Experience Services, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.20%	4/25/2030	1,150,962	1,134,887	1,126,791
Digital Experience Services, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/25/2030	-	(7,926)	(15,577)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Digital Experience Services, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/25/2030	-	$(2,640)	$(4,038)
Insight Technology Operation LLC (i)(q)	Term Loan	SOFR + 5.50%	9.50%	3/31/2031	855,514	843,481	838,404
Insight Technology Operation LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/31/2031	-	(1,720)	(2,492)
						1,966,082	1,943,088	0.25%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.75%	9/26/2031	12,365,064	12,241,625	12,241,413
Ecir Intermediate II LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	9/26/2031	-	(29,376)	(29,441)
Ecir Intermediate II LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/26/2031	-	(14,688)	(14,720)
Wci-Bxc Purchaser, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/6/2029	-	(102,269)	-
Wci-Bxc Purchaser, LLC (j)(l)(q)	Term Loan	SOFR + 6.25%	10.50%	11/6/2030	23,045,515	22,583,382	23,045,515
						34,678,674	35,242,767	4.50%
Office Services & Supplies
Mse Supplies, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.20%	8/14/2030	5,711,538	5,626,232	5,574,462
Mse Supplies, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.20%	8/14/2030	317,308	296,629	282,692
						5,922,861	5,857,154	0.75%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR + 6.25%	10.12%	10/18/2029	961,403	943,484	825,845
CCI Prime, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	10.12%	10/18/2029	340,982	333,429	280,793
CCI Prime, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.12%	10/18/2029	2,450,000	2,389,773	1,956,500
Midas Foods International LLC (i)(q)	Term Loan	SOFR + 6.25%	10.41%	4/30/2029	560,360	552,490	560,360
Midas Foods International LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	10.41%	4/30/2029	488,606	481,290	488,606
Midas Foods International LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/30/2029	-	(2,364)	-
Midas Foods International LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/30/2029	-	(9,241)	-
Nutrail Acquisitionco, LLC (i)(q)	Term Loan	SOFR + 6.50%	10.50%	5/23/2030	704,554	694,561	693,986
Nutrail Acquisitionco, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/23/2030	-	(1,437)	(1,544)
Nutrail Acquisitionco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/23/2030	-	(2,419)	(2,601)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Sabrosura Foods, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.31%	8/22/2029	32,861,846	$32,458,525	$31,777,405
Sabrosura Foods, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.31%	8/22/2029	155,204	128,014	40,136
Sabrosura Foods, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.24%	8/22/2029	4,139,931	4,043,884	3,873,792
SCP Baked Goods Holdings, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.75%	5/1/2031	641,250	633,659	633,234
SCP Baked Goods Holdings, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/1/2031	-	(1,562)	(1,674)
SCP Baked Goods Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/1/2031	-	(1,040)	(1,116)
Shf Holdings, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.50%	1/22/2030	17,519,783	17,285,958	17,467,223
Shf Holdings, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.64%	1/22/2030	1,936,957	1,906,389	1,929,913
						61,833,393	60,520,858	7.72%
Paper & Plastic Packaging Products & Materials
Bron Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 5.75%	9.85%	1/13/2029	32,175,000	31,664,256	31,660,200
Bron Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/13/2029	-	(69,356)	(80,000)
Currier Plastics Acquisition, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.88%	9/19/2031	6,203,008	6,125,788	6,125,470
Currier Plastics Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	9/19/2031	-	(29,216)	(29,370)
Currier Plastics Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2031	-	(17,528)	(17,622)
Currier Plastics Acquisition, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.88%	9/19/2031	100,000	99,502	99,500
Firmapak Intermediary LLC (i)(q)	Term Loan	SOFR + 5.50%	9.66%	2/4/2031	580,417	573,759	580,417
Firmapak Intermediary LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.66%	2/4/2031	34,722	33,169	34,722
Firmapak Intermediary LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.66%	2/4/2031	198,115	194,986	198,115
Soteria Flexibles Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.50%	8/15/2029	7,232,437	7,171,813	7,232,437
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.50%	8/15/2029	15,149,264	14,877,554	15,149,264
Soteria Flexibles Corporation (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.60%	8/15/2029	923,032	826,746	923,032
						61,451,473	61,876,165	7.88%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR + 7.00%	11.35%	12/21/2028	43,829,110	42,373,323	43,829,110
Alcami Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 7.00%	11.24%	12/21/2028	3,941,619	3,817,139	3,941,619

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Alcami Corporation (f)(i)(q)	Revolving Credit Facility	-	-	12/21/2028	-	$(211,679)	$-
						45,978,783	47,770,729	6.08%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)	Term Loan	SOFR + 4.75%	8.75%	7/16/2030	3,435,181	3,391,804	3,435,181
NAM Acquisition Co LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	7/16/2030	-	(5,811)	-
NAM Acquisition Co LLC (f)(j)(q)	Revolving Credit Facility	-	-	7/16/2030	-	(5,798)	-
RPX Corporation (i)(q)	Term Loan	SOFR + 5.25%	9.43%	8/2/2030	9,091,837	8,975,863	9,091,837
RPX Corporation (f)(i)(q)	Revolving Credit Facility	-	-	8/2/2030	-	(9,914)	-
						12,346,144	12,527,018	1.60%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.75%	12/23/2027	1,472,393	1,472,393	1,435,583
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.75%	12/23/2028	14,208,589	14,116,253	14,038,086
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	12/23/2028	2,142,331	2,142,331	2,116,623
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.75%	12/23/2028	34,067,702	33,655,069	33,658,889
Refresh Buyer LLC (j)(l)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	12/23/2028	4,881,988	4,825,378	4,823,404
						56,211,424	56,072,585	7.14%
Specialized Consumer Services
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR + 5.00%	9.00%	6/13/2031	16,104,607	15,965,800	15,943,561
Mustang Prospects Purchaser LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.12%	6/13/2031	3,764,689	3,740,173	3,735,002
Mustang Prospects Purchaser LLC (f)(j)(q)	Revolving Credit Facility	-	-	6/13/2031	-	(19,406)	(23,683)
Mustang Prospects Purchaser LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.18%	6/13/2031	450,553	445,502	445,426
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.60%	12/22/2029	8,053,279	7,898,364	8,053,279
Quick Roofing Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.60%	12/22/2029	2,125,000	1,972,249	2,125,000
Quick Roofing Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.60%	12/22/2029	2,947,887	2,892,805	2,947,887
Quick Roofing Acquisition, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.60%	12/22/2029	491,237	484,849	491,237
Quick Roofing Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.60%	12/22/2029	20,202	15,806	20,202

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Roofing Services Solutions LLC (i)(l)	Term Loan	SOFR + 5.75%	9.95%	11/27/2029	10,338,542	$10,204,590	$9,987,031
Roofing Services Solutions LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.75%	11/27/2029	6,222,708	6,142,794	6,011,136
Roofing Services Solutions LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.84%	11/27/2029	1,541,667	1,502,254	1,435,417
Scp Wqs Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.25%	10/2/2029	4,285,372	4,214,455	4,281,087
Scp Wqs Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.25%	10/2/2029	8,022,616	7,887,751	8,014,593
Scp Wqs Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	(60,851)	(4,258)
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.50%	9.67%	5/6/2029	1,880,952	1,855,673	1,880,952
Solid Ground Solutions Acquisitions Inc (i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.73%	5/6/2029	2,376,786	2,346,117	2,376,786
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Revolving Credit Facility	-	-	5/6/2029	-	(7,550)	-
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.50%	9.54%	5/6/2029	1,000,000	987,857	1,000,000
Trutemp Acquisition LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.22%	8/26/2031	3,606,663	3,553,222	3,552,563
Trutemp Acquisition LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/26/2031	-	(21,348)	(21,694)
Trutemp Acquisition LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/26/2031	-	(53,380)	(54,236)
Unified Service Partners, LLC (i)(q)	Term Loan	SOFR + 5.75%	9.75%	4/14/2030	355,357	350,413	343,275
Unified Service Partners, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.75%	4/14/2030	302,813	295,434	284,624
Unified Service Partners, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.76%	4/14/2030	71,429	70,206	68,393
USW Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 6.25% (5.00% PIK)	10.65%	11/3/2028	15,205,974	15,023,891	12,347,251
USW Buyer, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 6.25% (5.00% PIK)	10.65%	11/3/2028	14,418,190	14,252,410	11,707,570
USW Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.35%	11/3/2028	3,030,000	2,975,044	2,090,000
						104,915,124	99,038,401	12.63%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2031	-	(1,704)	-
Penta Fine Ingredients, Inc. (i)(q)	Term Loan	SOFR + 5.00%	9.16%	4/4/2031	855,782	843,746	855,782
						842,042	855,782	0.11%
Trading Companies & Distributors
All States Ag Parts LLC (i)(l)(q)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.76%	9/1/2026	23,890,086	23,714,692	23,030,043

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR + 5.00%	9.15%	8/22/2028	27,595,410	$27,284,934	$27,595,410
Belt Power Holdings LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.15%	8/22/2028	6,402,656	6,350,621	6,402,656
Belt Power Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/22/2028	-	(34,463)	-
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 5.50%	9.50%	9/30/2029	1,988,839	1,963,842	1,988,839
Erosion Intermediate Holdings LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.50%	9/30/2029	797,545	748,801	797,545
Erosion Intermediate Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/30/2029	-	(16,125)	-
Mobotrex, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.00%	6/7/2030	2,178,581	2,143,329	2,178,581
Mobotrex, LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/7/2030	-	(5,558)	-
Mobotrex, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.00%	6/7/2030	86,855	84,203	86,855
						62,234,276	62,079,929	7.91%
Total First Lien Debt						1,554,267,918	1,517,162,590	193.41%
Unsecured Debt
Specialized Consumer Services
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	5/3/2029	53,475	53,475	-
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	12/30/2029	32,085	32,085	-
						85,560	-	0.00%
Total Unsecured Debt						85,560	-	0.00%
Equity
Aerospace & Defense
Hitco Parent LLC (o)	Class A Units				8,723	109,890	114,444
						109,890	114,444	0.01%
Air Freight & Logistics
REP RO COINVEST IV-A, L.P. (m)(o)	Equity Units				800,000	800,000	352,000
Scp 3pl Topco, LLC (m)(o)	Common Units				69	346	-
Scp 3pl Topco, LLC (m)(o)	Class B Units				7	6,580	4,756
						806,926	356,756	0.04%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Building Products
Tgnl Topco LP (o)	Common Units				5,525	$5,525	$6,851
						5,525	6,851	0.00%
Construction & Engineering
BPCP Craftsman Holdings, LLC (o)	Class A Units				16	15,686	12,189
						15,686	12,189	0.00%
Diversified Support Services
Air Control Concepts Holdings, L.P (m)(o)	Class A-1 Units				33,715	337,148	1,227,556
Hy-Tek Holdings, LLC (m)(o)	Common Units				61	147,217	147,217
Hy-Tek Holdings, LLC (m)(o)	Series A Preferred Units				61	61,287	61,287
Identiti Holdings LLC (o)	Class A Units				115,875	115,875	241,020
Klc Fund 1022-Ci-A LP (m)(o)	Equity Interest					750,000	1,146,825
Perimeter Solutions Holdings, LP (o)	Common Units				133,274	139,672	151,932
						1,551,199	2,975,837	0.39%
Electrical Components & Equipment
Warshaw Holdings, LLC (o)	Common Units				17	8,432	2,718
Warshaw Holdings, LLC (o)	Series A Preferred Units				17	8,432	8,430
						16,864	11,148	0.00%
Electronic Components
AdvancedPCB Parent, L.P. (o)	Class A Units				1,500	1,500,000	-
AdvancedPCB Parent, L.P. (o)	Class C Units				76	38,419	-
AdvancedPCB Parent, L.P. (o)	Class C Units				213	76,841	-
						1,615,260	-	0.00%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (o)	Class A Units				131,272	131,272	178,530
Erosion Holdings, LLC (o)	Class A Units				134	133,930	98,713

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$265,202	$277,243	0.03%
Health Care Services
Dpt Management, LLC (o)	Preferred Units				10,753	33,333	23,333
NE Ortho Holdings, LLC (o)	Class B Membership Units				80	79,511	109,060
Personal Care (Itc) Holdings, LLC (o)	Class A Units				187,961	1,879,621	2,045,016
Tiger Healthcare Holdings, LLC (o)	Class A Interest				97,500	125,000	1
VIP Medical Holdings, LLC (o)	Class A Units				1,000,000	10	230,000
VIP Medical Holdings, LLC (o)	Series A Preferred Units				1,000,000	1,000,000	1,410,000
						3,117,475	3,817,410	0.48%
Health Care Technology
Rxs Enterprises LLC (o)	Preferred Units				57,423	308,494	571,937
Rxs Enterprises LLC (o)	Senior Preferred Units				92,147	92,147	92,147
						400,641	664,084	0.08%
Human Resource & Employment Services
Fca Partners LLC (m)(o)	Common Units				839,085	4	8
Fca Partners LLC (m)(o)	Class A Preferred Units				839,085	839,085	495,060
						839,089	495,068	0.06%
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)	Class A Common Units				1,000	1,000,000	356,960
Double E Equity, L.P. (m)(o)	Class A Preferred Units				124	124,465	131,946
Endurance PT Technology Holdings LLC (o)	Common Units				177	17,722	131,410
Endurance PT Technology Holdings LLC (o)	Preferred Units				160	159,499	179,674
Lake Air Products Aggregator LLC (m)(o)	Common Units				1,000,000	1,000,000	990,000
						2,301,686	1,789,990	0.24%
IT Consulting & Other Services
Insight Technology Enterprises LLC (o)	Preferred Units				9,657	15,576	13,326

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$15,576	$13,326	0.00%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (m)(o)	Class A-1 Units				243,103	274,779	274,779
Wci-Bxc Investment Holdings LP (m)(o)	Equity Interest					608,645	626,351
						883,424	901,130	0.12%
Office Services & Supplies
Mse Acquisitions Inc (o)	Series A Preferred Stock				288	288,462	213,879
						288,462	213,879	0.03%
Packaged Foods & Meats
Cci Prime Holdings, LLC (o)	Series A Preferred Units				92	92,025	21,711
Et-Harvest Investment Aggregator, LP (o)	Class A Units				17,341	17,341	19,942
Mfi Group Holdings LLC (o)	Class A Units				19	19,393	22,004
Sabrosura Super Holdings LLC (o)	Class A Interests				323,750	388,500	249,288
						517,259	312,945	0.03%
Paper & Plastic Packaging Products & Materials
Bron Holdings, LLC (o)	Class A Units				1,227	1,227,273	1,242,820
Currier Plastics Holdings, LLC (m)(o)	Class B Units				187,970	2	2
Currier Plastics Holdings, LLC (m)(o)	Class A Units				187,970	187,970	187,970
Currier Plastics Holdings, LLC (m)(o)	Preferred Units					-	-
						1,415,245	1,430,792	0.18%
Specialized Consumer Services
Acp Roofing Holdings, LLC (o)	Common Units				17,857	17,857	12,500
Mustang Prospects Holdco, LLC (o)	Class A Units				1,177	1,177,239	1,538,252
Mustang Prospects Holdco, LLC (o)	Class B Units				1,177,268	107,607	588,634
NAM Group Holdings LLC (o)	Class A Units				84,337	84,337	121,446
Quick Roofing Topco, LLC (o)	Class A Interest				327,869	327,869	1,200,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Roofing Services Solutions Holdings, LLC (o)	Common Units				196	$20,256	$-
Roofing Services Solutions Holdings, LLC (o)	Series A Preferred Units				196	228,590	246,908
Scp Mechanical Services Holdco, LLC (o)	Common Units				962	4,808	10,365
Scp Mechanical Services Holdco, LLC (o)	Class B Units				91	91,350	92,323
Solid Ground Solutions Investment LLC (o)	Class A Units				171,827	171,827	176,982
Trutemp Holdings LLC (o)	Class A Interest				206,612	206,612	206,612
Usw Holdings, LLC (o)	Class A-1 Units				694	718,048	-
						3,156,400	4,194,022	0.53%
Specialized Finance
Lift Solutions Holdings LLC (m)(o)	Common Units				143	-	-
Lift Solutions Holdings LLC (m)(o)	Series A Preferred Units				143	205,491	205,491
						205,491	205,491	0.03%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (o)	Class A Common Units				26	26	2,253
Penta Fine Ingredients Parent, LLC (o)	Preferred Units				16	16,435	17,224
						16,461	19,477	0.00%
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,271,725	1,395,332	2,441,711
Mobotrex Ultimate Holdings, LLC (o)	Class A-2 Units				104,971	104,971	170,054
						1,500,303	2,611,765	0.33%
Total Equity						19,044,064	20,423,847	2.58%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.99% (g)(n)	Investor Class Units				8,814,565	8,814,565	8,814,565
						8,814,565	8,814,565	1.12%
Total Money Market Mutual Funds						8,814,565	8,814,565	1.12%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Total Investments -- non-controlled/ non-affiliate						$1,582,212,107	$1,546,401,002	197.11%
Total Investment Portfolio						$1,582,212,107	$1,546,401,002	197.11%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025.
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
(h)
The interest rate floor on these investments as of September 30, 2025 was 1.50%.
(i)
The interest rate floor on these investments as of September 30, 2025 was 1.00%.
(j)
The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(k)
The interest rate floor on these investments as of September 30, 2025 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of September 30, 2025, non-qualifying assets amounted to $34,168,146 which represents 2.1% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $20,423,847 or 2.6% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Roofing Holdings, LLC	Common Units	4/14/2025	17,857
AdvancedPCB Parent, L.P.	Class A Units	2/14/2023	1,500,000
AdvancedPCB Parent, L.P.	Class C Units	2/7/2025	76,841
AdvancedPCB Parent, L.P.	Class C Units	8/9/2024	38,419
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023	337,148
Belt Power Parent, LLC	Class A Units	10/07/2022 - 3/31/2025	1,395,332
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	15,686
Bron Holdings, LLC	Class A Units	1/13/2023 - 7/31/2025	1,227,273
Cci Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Currier Plastics Holdings, LLC	Class A Units	9/19/2025	187,970
Currier Plastics Holdings, LLC	Class B Units	9/19/2025	2
Currier Plastics Holdings, LLC	Preferred Units	9/19/2025	-
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/07/2024 - 9/05/2025	124,465
Dpt Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	131,272
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 6/28/2024	17,722
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 6/28/2024	159,499
Erosion Holdings, LLC	Class A Units	9/30/2024	133,930
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	17,341
Fca Partners LLC	Class A Preferred Units	4/17/2023 - 6/07/2024	839,085
Fca Partners LLC	Common Units	4/17/2023 - 6/07/2024	4
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	274,779
Hitco Parent LLC	Class A Units	2/28/2025	109,890
Hy-Tek Holdings, LLC	Common Units	9/19/2025	147,217
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	61,287
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	15,576
Klc Fund 1022-Ci-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
Lift Solutions Holdings LLC	Common Units	9/19/2025	-
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	205,491
Mfi Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	19,393
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/07/2024 - 2/28/2025	104,971
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	288,462

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 9/30/2025	1,177,239
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 9/30/2025	107,607
NAM Group Holdings LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024 - 7/10/2025	79,511
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	26
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	16,435
Perimeter Solutions Holdings, LP	Common Units	10/02/2024 - 7/31/2025	139,672
Personal Care (Itc) Holdings, LLC	Class A Units	2/14/2023 - 10/18/2023	1,879,616
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO COINVEST IV-A, L.P.	Equity Units	12/29/2022	800,000
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024 - 9/30/2025	20,256
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024 - 9/30/2025	228,590
Rxs Enterprises LLC	Preferred Units	8/12/2024	308,494
Rxs Enterprises LLC	Senior Preferred Units	8/12/2024	92,147
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
Scp 3pl Topco, LLC	Class B Units	11/27/2024	6,580
Scp 3pl Topco, LLC	Common Units	11/27/2024	346
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025	91,350
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025	4,808
Solid Ground Solutions Investment LLC	Class A Units	5/06/2024 - 9/05/2025	171,827
Tgnl Topco LP	Common Units	6/25/2025	5,525
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
Trutemp Holdings LLC	Class A Interest	8/26/2025	206,612
Usw Holdings, LLC	Class A-1 Units	11/03/2022 - 1/14/2025	718,048
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022	1,000,000
Warshaw Holdings, LLC	Common Units	3/27/2025	8,432
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	8,432
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	608,108
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

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023 - 7/12/2024	337,148
APCT Parent, L.P.	Class A Units	2/14/2023	1,500,000
APCT Parent, L.P.	Class C Units	8/9/2024	38,419
Belt Power Parent, LLC	Class A Units	8/22/2022 - 7/24/2024	1,146,452
Bron Holdings, LLC	Class A Units	1/13/2023	1,000,000
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Copperweld Investor, LLC	Class A Common Units	12/15/2022	1,500,000
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024	17,500
DPT Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	131,272
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 6/28/2024	17,722
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 6/28/2024	159,499
Erosion Holdings, LLC	Class A Units	9/30/2024	133,930
FCA Partners LLC	Common Units	4/17/2023 - 6/07/2024	4
FCA Partners LLC	Class A Preferred Units	4/17/2023 - 6/07/2024	839,085
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
KLC Fund 1022-CI-A LP	Equity Interest	12/1/2022	750,000
Lake Air Products, LLC	Common Units	1/9/2023	1,000,000
MFI Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	19,393
MoboTrex Ultimate Holdings, LLC	Class A-2 Units	6/07/2024 - 10/17/2024	54,041
MSE Acquisitions, Inc	Series A Preferred Stock	8/14/2024	288,462
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 9/30/2024	1,026,657
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 9/30/2024	32,318
NAM Group Holdings, LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024	56,540
Perimeter Solutions Holdings, LP	Common Units	9/11/2024	111,732
Personal Care (ITC) Holdings, LLC	Class A Units	2/14/2023 - 10/18/2023	1,879,621
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO Coinvest IV-A, L.P.	Equity Units	12/29/2022	800,000
Roofing Services Solutions Holdings LLC	Common Units	11/14/2024	-
Roofing Services Solutions Holdings LLC	Series A Preferred Units	11/26/2024	208,334
RXS Enterprises LLC	Preferred Units	8/12/2024	308,494
RXS Enterprises LLC	Senior Preferred Units	8/12/2024	92,147
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
SCP 3PL Topco, LLC	Common Units	11/27/2024	346
SCP 3PL Topco, LLC	Class B Units	11/20/2024	6,580
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024	119,048
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
USW Holdings, LLC	Class A-1 Units	11/03/2022 - 12/05/2023	651,026
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022	1,000,000
WCI-BXC Investment Holdings LP	Equity Interest	11/6/2023	608,108
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

Effective January 31, 2023, the General Partner and the Limited Partners became unit holders of the Fund (“Unit Holder”) and the interests in the Limited Partnership were converted into Common Units (“Units”) of the Fund. Within these Consolidated Financial Statements and Notes to Consolidated Financial Statements, all references to Unit Holder and net assets prior to January 31, 2023 are referring to Partners and Partners’ Capital, respectively.

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

As of September 30, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.8 million and $0.9 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million and $0.4 million respectively, which was comprised of a nominal provision for taxes and a provision for taxes of approximately $0.1 million for each period presented related to income, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.2 million for each period presented. For the three and nine months ended September 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of $0.02 million and provision for taxes of approximately $1.1 million, respectively, which was comprised of provision for taxes related to income of $0.2 million for each period presented, provision for taxes related to realized gains on investments of approximately $0.2 million for each period presented, and benefit for deferred tax expense of approximately $0.5 million and provision for deferred tax expense of $0.6 million, respectively. The Fund did not incur an excise tax for the three and nine months ended September 30, 2025 and 2024.

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

Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. The following table summarizes unit transaction activity for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	Units	Units	Units	Units
Units issued - contributions during the period	—	1,524,390	5,152,230	3,502,919
Units repurchased	(2,270,785)	(2,634,479)	(4,223,074)	(2,634,479)
Distributions reinvested	1,390,086	945,274	3,633,043	2,249,936
Net increase (decrease)	(880,699)	(164,815)	4,562,199	3,118,376

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	September 30, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$808,234,009	$76,549,966	9.5%
Total	$808,234,009	$76,549,966	9.5%

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the nine months ended September 30, 2025 and 2024:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
Total capital drawdowns	3,502,919	$35,000,000

The following tables summarize distributions declared for the nine months ended September 30, 2025 and 2024:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
July 2025	0.09	7,351,036	3,804,303
August 2025	0.10	8,309,181	4,319,107
September 2025	0.12	9,788,635	5,113,394
	$0.83	$68,071,913	$34,775,775

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
	$0.89	$61,446,064	$22,550,450

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

The following tables summarize the Unit repurchases completed during the nine months ended September 30, 2025 and 2024:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
September 26, 2025	2.50%	9.47	September 30, 2025	21,512,513	2,270,785	2.72% ⁽²⁾
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1). In accordance with rules promulgated by the U.S. Securities and Exchange Commission, the Fund determined to accept for purchase Units in excess of the Tender Cap by up to, but not more than, 2% of the outstanding Units without amending or extending the Offer.

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

For the three and nine months ended September 30, 2025, management fees were approximately $2.5 million and $7.4 million, respectively. For the three and nine months ended September 30, 2024, management fees were approximately $2.2 million and $6.6 million, respectively.

As of September 30, 2025 and December 31, 2024, approximately $0.8 million for each period presented, was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2025, the Fund incurred approximately $0.5 million and $1.5 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Fund incurred approximately $0.4 million and $1.3 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations.

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

For the three and nine months ended September 30, 2025, the Fund recorded approximately $0.2 million and $0.6 million, respectively, in transfer agent fees, which are included in other general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Fund recorded approximately $0.2 million and $0.4 million in transfer agent fees, which are included in other general and administrative expenses on the consolidated statements of operations. No transfer agency fees were incurred by the Fund prior to April 1, 2024, the effective date of the fee.

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

In consideration of the Adviser’s agreement to make Expense Payments, at any time during a fiscal year and, to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the three and nine months ended September 30, 2025, there was no recoupment of reimbursed expenses by the Adviser. The Adviser will look only to the assets of the Fund for its performance under the Expense Support Agreement and for any claims for payment. No directors, officers, employees, agents, or Members of the Fund will be personally liable for performance by the Fund under the Expense Support Agreement.

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

For the three and nine months ended September 30, 2025, approximately $0.3 million and $0.7 million, respectively, was recognized and recorded in expense support on the consolidated statements of operations. For the three and nine months ended September 30, 2024, approximately $0.2 million and $0.4 million was recognized and recorded in expense support on the consolidated statements of operations.

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

Affiliated Investments

There were no affiliated holdings as of September 30, 2025 and December 31, 2024.

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC (“FIAMIFM”), as the former General Partner, owned 1,614.72 units and 1,481.96 units of net assets as of September 30, 2025 and December 31, 2024, respectively.

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	September 30, 2025 % Net Assets	December 31, 2024 % Net Assets
Fidelity Capital and Income Fund	46%	48%
Fidelity Advisor Floating Rate High Income Fund	16%	16%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of September 30, 2025 and December 31, 2024.

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

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,554,267,918	$1,517,162,590	98.1%	$1,522,615,486	$1,525,175,632	96.3%
Second Lien Debt	—	—	0.0%	46,293,451	37,433,922	2.4%
Unsecured Debt	85,560	—	0.0%	—	—	0.0%
Equity	19,044,064	20,423,847	1.3%	18,001,364	18,047,546	1.1%
Mutual Funds	8,814,565	8,814,565	0.6%	3,224,421	3,224,421	0.2%
Total Investments	$1,582,212,107	$1,546,401,002	100.0%	$1,590,134,722	$1,583,881,521	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Health Care Services	22.9%	21.4%
Application Software	12.1%	9.4%
Diversified Support Services	9.7%	6.9%
Specialized Consumer Services	6.7%	5.7%
Air Freight & Logistics	5.7%	3.3%
Industrial Machinery & Supplies & Components	4.5%	7.7%
Trading Companies & Distributors	4.2%	3.9%
Paper & Plastic Packaging Products & Materials	4.1%	3.2%
Packaged Foods & Meats	3.9%	2.4%
Soft Drinks & Non-alcoholic Beverages	3.6%	3.5%
Pharmaceuticals	3.1%	3.1%
Health Care Technology	2.5%	4.6%
Life Sciences Tools & Services	2.3%	1.5%
Data Processing & Outsourced Services	2.2%	2.2%
Health Care Facilities	2.0%	2.0%
Electronic Components	1.7%	1.6%
Electronic Manufacturing Services	1.5%	1.4%
Automotive Parts & Equipment	1.4%	1.4%
Aerospace & Defense	1.3%	0.6%
Diversified Financial Services	0.9%	3.1%
Research & Consulting Services	0.8%	0.8%
Environmental & Facilities Services	0.7%	5.3%
Mutual Funds	0.6%	0.2%
Electrical Components & Equipment	0.5%	0.0%
Office Services & Supplies	0.4%	0.4%
Advertising	0.2%	0.0%
Health Care Supplies	0.2%	0.0%
Building Products	0.1%	0.1%
IT Consulting & Other Services	0.1%	0.0%
Specialty Chemicals	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Specialized Finance	0.0%	0.0%
Copper	0.0%	2.5%
Commodity Chemicals	0.0%	0.9%
Insurance Brokers	0.0%	0.9%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	September 30, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,514,734,666	98.0%	193.0%	$1,551,974,599	98.0%	205.4%
Australia	31,157,216	2.0%	4.0%	31,393,256	2.0%	4.2%
Canada	509,120	0.0%	0.1%	513,666	0.0%	0.1%
Total	$1,546,401,002	100.0%	197.1%	$1,583,881,521	100.0%	209.7%

As of September 30, 2025 and December 31, 2024, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of September 30, 2025 and December 31, 2024, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,517,162,590	$1,517,162,590
Unsecured Debt	—	—	—	—
Equity	—	—	20,423,847	20,423,847
Mutual Funds	8,814,565	—	—	8,814,565
Total Investments	$8,814,565	$—	$1,537,586,437	$1,546,401,002

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,525,175,632	$1,525,175,632
Second Lien Debt	—	—	37,433,922	37,433,922
Equity	—	—	18,047,546	18,047,546
Mutual Funds	3,224,421	—	—	3,224,421
Total Investments	$3,224,421	$—	$1,580,657,100	$1,583,881,521

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$1,525,175,632	$37,433,922	$—	$18,047,546	$1,580,657,100
Purchases of investments	303,814,067	—	85,560	2,542,700	306,442,327
Purchases from increase in investments due to payment-in-kind	4,833,253	—	—	—	4,833,253
Proceeds from principal repayments and sales of investments	(321,710,829)	(9,718,142)	—	(3,524,900)	(334,953,871)
Accretion of discount/ amortization of premium	7,422,080	3,254	—	—	7,425,334
Net realized gain (loss)	715,298	—	—	2,024,900	2,740,198
Transfers into Level 3	27,433,922	—	—	—	27,433,922
Transfers out of Level 3	—	(27,433,922)	—	—	(27,433,922)
Net change in unrealized appreciation (depreciation)	(30,520,833)	(285,112)	(85,560)	1,333,601	(29,557,904)
Fair value, end of period	$1,517,162,590	$—	$—	$20,423,847	$1,537,586,437
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025	$(27,862,190)	$—	$(85,560)	$865,598	$(27,082,152)

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Purchases of investments	335,181,375	—	2,550,994	337,732,369
Purchases from increase in investments due to payment-in-kind	1,635,756	—	—	1,635,756
Proceeds from principal repayments and sales of investments	(272,037,248)	—	(1,185,698)	(273,222,946)
Accretion of discount/ amortization of premium	9,544,622	27,902	—	9,572,524
Net realized gain (loss)	(1,747)	—	848,550	846,803
Net change in unrealized appreciation (depreciation)	(24,439,730)	(27,902)	(1,343,671)	(25,811,303)
Fair value, end of period	$1,389,191,305	$10,000,000	$17,418,892	$1,416,610,197
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024	$(22,167,412)	$(27,902)	$(1,343,671)	$(23,538,985)

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

The following provides information on Level 3 securities held by the Fund that were valued as of September 30, 2025 and December 31, 2024 based on unobservable inputs.

	September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,517,162,590	Market approach	Transaction price	$98.75	$99.50	$98.95	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.40	0.50	0.40	Increase
		Discounted cash flow	Yield	7.9%	20.5%	10.0%	Decrease
Unsecured Debt	—	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.50	0.50	0.50	Increase
Equity	20,423,847	Market approach	Transaction price	$—	$2,401.58	$810.52	Increase
			Discount rate	40.0%	40.0%	40.0%	Decrease
			Net asset value	$1,176.00	$1,176.00	$1,176.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.50	0.50	0.50	Increase
			Enterprise value/EBITDA multiple (EV/EBITDA)	5.50	17.30	11.00	Increase
Total	$1,537,586,437

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,525,175,632	Market approach	Transaction price	$98.50	$99.50	$98.62	Increase
		Discounted cash flow	Yield	8.2%	19.5%	10.8%	Decrease
Second Lien Debt	37,433,922	Discounted cash flow	Yield	11.3%	11.3%	11.3%	Decrease
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.50	0.50	0.50	Increase
Equity	18,047,546	Market approach	Transaction price	$3.10	$1,000.00	$77.04	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.70	17.00	10.70	Increase
Total	$1,580,657,100

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2025, and December 31, 2024, approximates fair value.

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

The following table details the unfunded loan commitments as of September 30, 2025:

As of September 30, 2025

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,353,804
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	6,673,945
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	394,945
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	6,500,000
Aep Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	298,805
Alcami Corporation	Revolving Credit Facility	12/21/2028	7,342,466
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	1,746,575
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	4,338,106
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	2,015,197
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	826,446
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	470,588
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	149,020
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2dx, Inc	Revolving Credit Facility	3/19/2030	105,085
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	50,847
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	1,964,696
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,050,000
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	85,890
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	1,388,889
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	4,699,248
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	1,409,774
Cytracom LLC	Revolving Credit Facility	6/28/2027	561,798
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	520,562
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	1,153,846
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	192,308
Double E Company, LLC	Revolving Credit Facility	6/21/2028	881,057
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	216,667
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	2,222,870
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	5,888,126
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,472,031
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645

As of September 30, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	$3,214,286
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	338,235
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	89,706
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	104,167
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	79,167
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	2,375,819
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	4,170,040
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	1,573,332
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	1,811,252
Infusion Services Management LLC	Delayed Draw Term Loan	7/7/2028	865,242
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	124,611
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	5,000,000
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,197,802
Luminii LLC	Revolving Credit Facility	3/21/2030	1,098,901
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	763,359
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
Mobotrex, LLC	Revolving Credit Facility	6/7/2030	352,950
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2030	121,596
Mri Acquisitions, Inc	Revolving Credit Facility	7/1/2026	1,833,333
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	1,125,000
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	552,162
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	24,631
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/20/2029	747,150
National Power, LLC	Revolving Credit Facility	10/20/2029	283,917
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	807,754
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	173,410
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	102,929
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	2,805,683
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	1,402,842
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	123,457

As of September 30, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	$1,939,554
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	1,875,000
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,105,263
Pla Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,052,632
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	1,250,000
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	625,000
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	6,375,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	484,848
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	574,661
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	1,595,092
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	1,583,333
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	4,159,091
Routeware, Inc	Revolving Credit Facility	9/18/2031	818,182
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Rxstrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	3,924,869
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	267,857
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	89,286
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	6,730,769
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	1,442,308
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	4,258,004
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	410,870
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	4,984,375
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	119,048
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	111,111
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	165,746
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	369,148
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,125,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tighitco Inc	Revolving Credit Facility	2/28/2030	384,615
Together Women's Health LLC	Delayed Draw Term Loan	8/26/2031	7,692,308
Together Women's Health LLC	Revolving Credit Facility	8/26/2031	1,648,352
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	7,231,405
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	1,446,281
Unified Service Partners, LLC	Delayed Draw Term Loan	4/14/2030	232,143
Unified Service Partners, LLC	Revolving Credit Facility	4/14/2030	17,857
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
Vip Medical Us Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	169,477
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$236,204,363

The following table details the unfunded loan commitments as of December 31, 2024:

As of December 31, 2024

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,428,671
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	5,081,518
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,571
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	512,237
Alcami Corporation	Revolving Credit Facility	12/21/2028	6,791,781
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	3,000,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	444,487
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	338,983
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,292,145
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	85,890
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	2,199,662
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	2,361,111
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	1,011,236
Cytracom, LLC	Revolving Credit Facility	6/28/2027	561,798
Double E Company, LLC	Revolving Credit Facility	6/21/2028	202,643
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
DPT Management, LLC	Revolving Credit Facility	12/18/2027	250,000
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	3,500,583
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	3,214,286
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
EverSmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$367,647
EverSmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	2,948,762
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	4,891,392
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	5,098,494
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,317,497
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	865,242
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,332,808
LA-CO Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	65,574
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	283,466
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,298,077
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,727,298
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/31/2029	747,150
National Power, LLC	Revolving Credit Facility	10/31/2029	373,575
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	807,754
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	2,423,263
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	1,177,764
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	2,250,596
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,750,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,052,632
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	2,105,263
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	5,100,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	505,051
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	4,194,570
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,822,086
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	3,916,667
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,916,666
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	4,431,818
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,022,727
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	4,347,826
RxStrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	5,269,003

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	$3,761,897
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	2,769,301
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	2,380,952
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	643,752
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	1,000,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	2,250,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	2,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	1,900,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$232,961,220

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Fund’s asset coverage was 199% and 187%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2025, were $835.3 million and $863.4 million, respectively, and 6.46% and 6.49%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2024, were $755.0 million and $747.0 million, respectively, and 8.09% and 8.14%, respectively. The Fund’s weighted average interest rate paid as of September 30, 2025 and December 31, 2024 was 6.44% and 6.78%, respectively.

The Fund’s outstanding borrowings as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$1,000,000,000	$680,352,806	$680,352,806
Truist Senior Secured Revolving Credit Facility	400,000,000	115,000,000	115,000,000
Total	$1,400,000,000	$795,352,806	$795,352,806
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of September 30, 2025 the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$14,381,783	$15,896,169
Facility unused fees	600,337	267,313
Amortization of deferred financing costs	675,714	599,934
Total Interest Expense	$15,657,834	$16,763,416

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$44,310,034	$47,808,535
Facility unused fees	973,676	779,188
Amortization of deferred financing costs	1,491,434	1,761,589
Total Interest Expense	$46,775,144	$50,349,312

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

The initial commitment amount under the Fidelity Direct Lending Fund I JSPV LLC Facility was $500 million. On January 24, 2023, June 6, 2023, and November 26, 2024 this was increased to $750 million, $950 million, and $1 billion, respectively. On August 6, 2025, the SPV entered into the fourth amendment to the Agreement. The amendment provides for an increase in the maximum facility amount permitted under an accordion provision to $1.5 billion. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by the SPV and to make advances under delayed draw term loans where the SPV is a lender. On September 12, 2024, the Fidelity Direct Lending Fund I JSPV LLC Facility entered into the Third Amendment to the Agreement. The amendment extends the last day of the revolving period to August 25, 2027, and the stated maturity date to February 25, 2029. Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. Advances under the Fidelity Direct Lending Fund I JSPV LLC Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.20% per annum except for borrowings denominated in British pounds, for which the applicable margin is 2.3193% per annum. Prior to September 12, 2024, the applicable margins were 2.97% per annum for certain advances in British Pounds and 2.85% per annum for other advances. The SPV currently pays a commitment fee of 0.525% per annum of the unused facility amount, based on the average daily unused amount of the financing commitments, subject to minimum utilization amounts.

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

The Fund may borrow amounts in USD or certain agreed foreign currencies under the Truist Facility. Borrowings made under the Truist Facility will have a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Truist Agreement) in the case of any ABR Loan. In the case of any other loan, borrowings will have a per annum rate equal to 1.75% or 1.875% plus the Adjusted Term SOFR Rate or, for foreign denominated loans, the relevant rate for such currency, in each case, depending on the Fund’s rate option election and borrowing base. The Fund will also pay a fee of 0.375% on average daily undrawn amounts under the Truist Facility.

The initial principal amount of the Truist Facility was $300 million. On August 22, 2025, the Fund entered into a commitment increase agreement, which provided for an increase in the principal commitment amount to $400 million, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $750 million, subject to the satisfaction of certain conditions. In addition, the Truist Facility includes a $60 million limit for swingline loans.

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

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024
Per Unit Data
Net asset value per unit, beginning of period	$9.68	$10.08
Net investment income (loss) A	0.97	1.08
Net realized and change in unrealized gain (loss)	(0.32)	(0.36)
Net increase (decrease) in net assets resulting from operations	0.65	0.72
Distributions	(0.83)	(0.89)
Net asset value per unit, end of period	$9.50	$9.91

	Nine Months Ended September 30,
	2025	2024
Ratios:
Net investment income (loss) to average net assets B	13.51%	14.32%
Expenses to average net assets, before reductions B,C	9.79%	11.46%
Expenses to average net assets, after reductions B,C	9.68%	11.38%
Portfolio turnover rate D	19.58%	26.59%	B
Total return E	6.91%	7.34%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense B,C	1.87%	1.83%
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense B,C	1.76%	1.75%

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

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to September 30, 2025, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

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

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund elected to be regulated as a business development company (“BDC”) on June 1, 2023. On June 6, 2023, the Fund elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the SEC.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30,
	2025	2024
Investments:
Total investments, beginning of period	$1,590,134,722	$1,371,453,021
New investments purchased	306,442,327	337,732,369
Payment-in-kind interest capitalized	4,833,253	1,635,756
Net purchases (sales) of short-term securities	5,590,144	10,571,774
Net accretion of discount on investments	7,425,334	9,572,524
Net realized gain (loss) on investments	2,740,198	846,803
Investments sold or repaid	(334,953,871)	(273,222,946)
Total Investments, End of Period	$1,582,212,107	$1,458,589,301

Number of portfolio companies	91	66
Weighted average yield on debt, at amortized cost(1)	9.88%	10.81%
Weighted average yield on debt, at fair value(2)	9.84%	10.81%
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.0%	0.0%
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

Our investments consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,554,267,918	$1,517,162,590	98.1%	$1,522,615,486	$1,525,175,632	96.3%
Second Lien Debt	—	—	0.0%	46,293,451	37,433,922	2.4%
Unsecured Debt	85,560	—	0.0%	—	—	0.0%
Equity	19,044,064	20,423,847	1.3%	18,001,364	18,047,546	1.1%
Mutual Funds	8,814,565	8,814,565	0.6%	3,224,421	3,224,421	0.2%
Total Investments	$1,582,212,107	$1,546,401,002	100.0%	$1,590,134,722	$1,583,881,521	100.0%

As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Health Care Services	22.9%	21.4%
Application Software	12.1%	9.4%
Diversified Support Services	9.7%	6.9%
Specialized Consumer Services	6.7%	5.7%
Air Freight & Logistics	5.7%	3.3%
Industrial Machinery & Supplies & Components	4.5%	7.7%
Trading Companies & Distributors	4.2%	3.9%
Paper & Plastic Packaging Products & Materials	4.1%	3.2%
Packaged Foods & Meats	3.9%	2.4%
Soft Drinks & Non-alcoholic Beverages	3.6%	3.5%
Pharmaceuticals	3.1%	3.1%
Health Care Technology	2.5%	4.6%
Life Sciences Tools & Services	2.3%	1.5%
Data Processing & Outsourced Services	2.2%	2.2%
Health Care Facilities	2.0%	2.0%
Electronic Components	1.7%	1.6%
Electronic Manufacturing Services	1.5%	1.4%
Automotive Parts & Equipment	1.4%	1.4%
Aerospace & Defense	1.3%	0.6%
Diversified Financial Services	0.9%	3.1%
Research & Consulting Services	0.8%	0.8%
Environmental & Facilities Services	0.7%	5.3%
Mutual Funds	0.6%	0.2%
Electrical Components & Equipment	0.5%	0.0%
Office Services & Supplies	0.4%	0.4%
Advertising	0.2%	0.0%
Health Care Supplies	0.2%	0.0%
Building Products	0.1%	0.1%
IT Consulting & Other Services	0.1%	0.0%
Specialty Chemicals	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Specialized Finance	0.0%	0.0%
Copper	0.0%	2.5%
Commodity Chemicals	0.0%	0.9%
Insurance Brokers	0.0%	0.9%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	September 30, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,514,734,666	98.0%	193.0%	$1,551,974,599	98.0%	205.4%
Australia	31,157,216	2.0%	4.0%	31,393,256	2.0%	4.2%
Canada	509,120	0.0%	0.1%	513,666	0.0%	0.1%
Total	$1,546,401,002	100.0%	197.1%	$1,583,881,521	100.0%	209.7%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Rating	Fair Value	Fair Value
1	$—	$—
2	1,349,917,726	1,426,401,159
3	139,789,290	136,208,395
4	27,455,574	—
5	—	—
Total	$1,517,162,590	$1,562,609,554

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$47,747,981	$46,431,495	$137,335,882	$134,941,601
Net expenses	19,210,694	19,862,986	57,195,578	59,549,305
Net investment income (loss) before taxes	28,537,287	26,568,509	80,140,304	75,392,296
Net change in provision (benefit) for income and excise taxes	2,700	217,111	140,424	217,111
Net investment income (loss) after taxes	28,534,587	26,351,398	79,999,880	75,175,185
Net realized gain (loss)	1,978,618	610,384	2,740,340	609,348
Net change in unrealized appreciation (depreciation)	(17,355,575)	(20,687,771)	(29,788,534)	(26,419,175)
Net increase (decrease) in net assets resulting from operations	$13,157,630	$6,274,011	$52,951,686	$49,365,358

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$47,176,402	$46,131,243	$134,916,615	$133,050,205
Dividend income	50,442	96,093	714,486	457,640
Other income	521,137	204,159	1,704,781	1,433,756
Total Investment Income	$47,747,981	$46,431,495	$137,335,882	$134,941,601

For the three and nine months ended September 30, 2025, total investment income was $47.7 million and $137.3 million, respectively, primarily driven by continued capital deployment increasing the Fund’s investment portfolio and several realizations of both debt and equity investments. The size of the Fund’s investment portfolio at fair value was $1.5 billion as of September 30, 2025 and its weighted average yield on debt and income producing investments, at fair value, was 9.84%. For the three and nine months ended September 30, 2024, total investment income was $46.4 million and $134.9 million, respectively, driven by the Fund’s deployment of capital and the performance of the investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.4 billion as of September 30, 2024 and its weighted average yield on debt and income producing investments, at fair value, was 10.81%.

The elevated interest rate environment of 2023 remained for most of 2024 with the Secured Overnight Financing Rate (“SOFR”) remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. SOFR has subsequently held steady at approximately 4.30% through the end of the third quarter of fiscal 2025. Post-liberation day, spreads in the traditional middle market, the Fund's primary area of focus, were expected to widen, however have modestly compressed compared to 2024 levels.

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

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$15,657,834	$16,763,416	$46,775,144	$50,349,312
Management fees	2,522,056	2,227,904	7,429,497	6,576,657
Administration fees	504,533	445,758	1,485,808	1,315,357
Custodian fees	623	642	2,849	1,976
Board of Directors' fees	77,354	67,586	252,043	214,286
Professional fees	517,647	122,851	1,247,587	521,968
Other general and administrative expenses	230,192	418,990	679,059	970,835
Total Expenses Before Reductions	19,510,239	20,047,147	57,871,987	59,950,391
Expense support	(299,545)	(184,161)	(676,409)	(401,086)
Net Expenses	19,210,694	19,862,986	57,195,578	59,549,305
Net change in provision (benefit) for income and excise taxes	2,700	217,111	140,424	217,111
Net Expenses Including Taxes	$19,213,394	$20,080,097	$57,336,002	$59,766,416

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2025 was $15.7 million and $46.8 million, respectively. Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2024 was $16.8 million and $50.3 million, respectively. The decrease in interest expense was primarily driven by lower interest rates, partially offset by greater borrowings under the Fund’s credit facility as the Fund continues to grow the portfolio. The weighted average interest rate paid decreased to 6.46% and 6.49%, respectively, for the three and nine months ended September 30, 2025, compared to 8.09% and 8.14%, respectively, for the three and nine months ended September 30, 2024. The average principal balance outstanding increased to $835.3 million and $863.4 million, respectively, for the three and nine months ended September 30, 2025, compared to $755.0 million and $747.0 million, respectively, for the three and nine months ended September 30, 2024.

Management Fees

For the three and nine months ended September 30, 2025 management fees were $2.5 million and $7.4 million, respectively. For the three and nine months ended September 30, 2024 management fees were $2.2 million, and $6.6 million, respectively. The increase in management fees was due to increase in the average daily net assets, compared to the three and nine months ended September 30, 2024. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

Other Expenses

For the three and nine months ended September 30, 2025, total other expenses were $1.3 million and $3.7 million, respectively. For the three and nine months ended September 30, 2024, total other expenses were $1.1 million and $3.0 million, respectively. The increase in total other expenses was primarily driven by an increase in administration fees and professional fees driven by the larger portfolio and associated costs with managing the Fund, offset by a decrease in other general and administrative expenses.

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

As of September 30, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.8 million and $0.9 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million and $0.4 million respectively, which was comprised of a nominal provision for taxes and a provision for taxes of approximately $0.1 million for each period presented related to income, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.2 million for each period presented. For the three and nine months ended September 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of $0.02 million and provision for taxes of approximately $1.1 million, respectively, which was comprised of provision for taxes related to income of $0.2 million for each period presented, provision for taxes related to realized gains on investments of approximately $0.2 million for each period presented, and benefit for deferred tax expense of approximately $0.5 million and provision for deferred tax expense of $0.6 million, respectively. The Fund did not incur an excise tax for the three and nine months ended September 30, 2025 and 2024.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on non-controlled / non-affiliate investments	$1,978,660	$847,839	$2,740,198	$846,803
Net realized gain (loss) on foreign currency transactions	(39)	—	145	—
Benefit (provision) for taxes on realized gain on investments	(3)	(237,455)	(3)	(237,455)
Net Realized Gain (Loss)	$1,978,618	$610,384	$2,740,340	$609,348

For the three and nine months ended September 30, 2025, the Fund generated approximately $2.0 million and $2.7 million, respectively, of net realized gain on investments, primarily from the sale of investments. For the three and nine months ended September 30, 2024, the Fund generated approximately $0.8 million of net realized gain on investments for each period presented, primarily from the sale of investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(17,199,482)	$(21,159,895)	$(29,557,904)	$(25,811,303)
Net change in unrealized appreciation (depreciation) on foreign currency translation	282	—	119	—
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(156,375)	472,124	(230,749)	(607,872)
Net change in unrealized appreciation (depreciation)	$(17,355,575)	$(20,687,771)	$(29,788,534)	$(26,419,175)

For the three and nine months ended September 30, 2025, the Fund recorded a decrease in the net change in unrealized appreciation (depreciation) primarily due to the markdown of one of the Fund's portfolio companies, which is a broadly syndicated loan, and to a lesser extent, the performance of a small sub-set of underlying assets. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further reduced the net change in unrealized depreciation for the first three quarters of fiscal 2025. For the three months ended September 30, 2024, the fair value of the Fund’s debt investments decreased primarily due to a markdown of one of the Fund’s portfolio companies. During the nine months ended September 30, 2024, the improved financial performance of the Fund’s portfolio companies was offset predominantly by the markdown of one of the Fund’s portfolio companies.

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

As of September 30, 2025, the Fund had one asset-based leverage facility and one revolving credit facility and as of December 31, 2024, the Fund had one asset-based leverage facility.

In order to finance certain investment transactions, the Fund may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Fund sells an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date. During the nine months ended September 30, 2025 and 2024, there were no short-term borrowings.

The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 and December 31, 2024, the Fund had an aggregate amount of $795.4 million and $868.4 million of debt outstanding and the Fund’s asset coverage ratio was 199% and 187%, respectively.

Cash as of September 30, 2025, taken together with the Fund’s $604.6 million of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

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

As of September 30, 2025, the Fund had $43.5 million in cash and $8.8 million in short-term liquid investments. During the nine months ended September 30, 2025, cash provided by operating activities was $89.9 million, primarily as a result of sales of investments and principal repayments, partially offset by funding portfolio investments. Cash used in financing activities was $80.2 million during the period, primarily as a result of net repayment of borrowings, distributions to investors and repurchased units, partially offset by capital called from investors.

As of September 30, 2024, the Fund had $32.2 million in cash and $24.4 million in short-term liquid investments. During the nine months ended September 30, 2024, cash used in operating activities was $14.8 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $0.8 million during the period, primarily as a result of distributions to investors, partially offset by capital called from investors and proceeds from borrowings.

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

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of September 30, 2025 and December 31, 2024.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	September 30, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$808,234,009	$76,549,966	9.5%
Total	$808,234,009	$76,549,966	9.5%

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

The following tables summarize total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
Total capital drawdowns	3,502,919	$35,000,000

Distributions

The following tables summarize distributions declared for the three and nine months ended September 30, 2025 and 2024:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
July 2025	0.09	7,351,036	3,804,303
August 2025	0.10	8,309,181	4,319,107
September 2025	0.12	9,788,635	5,113,394
	$0.83	$68,071,913	$34,775,775

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
	$0.89	$61,446,064	$22,550,450

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

The following tables summarize the Unit repurchases completed during the three and nine months ended September 30, 2025 and 2024:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
September 26, 2025	2.50%	9.47	September 30, 2025	21,512,513	2,270,785	2.72% ⁽²⁾
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1). In accordance with rules promulgated by the U.S. Securities and Exchange Commission, the Fund determined to accept for purchase Units in excess of the Tender Cap by up to, but not more than, 2% of the outstanding Units without amending or extending the Offer.

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

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2025, were $835.3 million and $863.4 million, respectively, and 6.46% and 6.49%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2024, were $755.0 million and $747.0 million, respectively, and 8.09% and 8.14%, respectively. The Fund’s weighted average interest rate paid as of September 30, 2025 and December 31, 2024 was 6.44%, and 6.78%, respectively.

The Fund’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$1,000,000,000	$680,352,806	$680,352,806
Truist Senior Secured Revolving Credit Facility	400,000,000	115,000,000	115,000,000
Total	$1,400,000,000	$795,352,806	$795,352,806
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of September 30, 2025 the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

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

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $236.2 million and $233.0 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.

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

As of September 30, 2025, 100% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statements of assets and liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$47,372,694	$23,860,584	$23,512,110
Up 200 basis points	31,581,796	15,907,056	15,674,740
Up 100 basis points	15,790,898	7,953,528	7,837,370
Down 100 basis points	(15,790,898)	(7,953,528)	(7,837,370)
Down 200 basis points	(31,580,561)	(15,907,056)	(15,673,505)
Down 300 basis points	(47,167,893)	(23,860,584)	(23,307,309)

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

Dividend Reinvestment Plan

During the nine months ended September 30, 2025, the Fund issued 3,633,043 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of the Fund’s Common Units issued for reinvestment of distributions was approximately $34.8 million.

Unit Repurchases

The Fund has adopted a unit repurchase program. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

The following table presents the Unit repurchases completed for the nine months ended September 30, 2025:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
September 26, 2025	2.50%	9.47	September 30, 2025	21,512,513	2,270,785	2.72% ⁽²⁾

(1)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1).
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule In accordance with rules promulgated by the U.S. Securities and Exchange Commission, the Fund determined to accept for purchase Units in excess of the Tender Cap by up to, but not more than, 2% of the outstanding Units without amending or extending the Offer.

For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Unit Holder Transactions.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

PART IV

Item 6. Exhibits.

Exhibit Number	Description
3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(1)
3.2	Second Amended and Restated Limited Liability Company Agreement of the Fund.(2)
10.1	Fourth Amendment to Loan and Security Agreement.(3)
10.2	Response to Notice of Commitment Increase Request.(4)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(1)
Previously filed as Exhibit 3.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 15, 2024.
(2)
Previously filed as Exhibit 3.2 to the Fund's Form 10-K (File No. 814-01645), filed on March 19, 2025.
(3)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on August 12, 2025.
(4)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on August 26, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: November 12, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: November 12, 2025	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9917001.101

FDLA-10Q3-1125