Form 10-K
period 2025-12-31
Fidelity Private Credit Co LLC
filed 2026-03-23
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, there was no established public market for the Registrant’s common units of beneficial interest (“Common Units”).

The number of units of Registrant’s Common Units, outstanding as of March 18, 2026 was 85,190,976.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors.” and elsewhere in this Annual Report and in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors.” and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The following factors are among those that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war;
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

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors.” in this Annual Report.

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
•
The Fund’s Board of Directors has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice and without investor approval, the effects of which may be adverse to the Fund’s business and impact its ability to make distributions.
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

Existing investors are bound by the terms of the Second Amended and Restated Limited Liability Company Agreement (as may be amended from time to time, the “LLC Agreement”). Pursuant to the Subscription Agreement, new investors will become bound by the terms of the LLC Agreement.

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

FDS is a registered investment adviser under the Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly-owned subsidiary of FMR. FDS is also registered with the Commodities Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended, as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association. However, with respect to the Fund, the Adviser is exempt from registration with the CFTC as a commodity pool operator (“CPO”) under CFTC Rule 4.5 because of the Fund’s limited trading in commodity interests and member eligibility requirements, so that unlike a registered CPO, with respect to the Fund, the Adviser is not required to deliver a disclosure document or an annual report (as these terms are used in the CFTC’s rules) to Members.

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

The Management Team

Founded in 1946, Fidelity has been known for its professional money management and comprehensive client services. Fidelity is one of the world’s largest providers of financial services with assets under administration of $18.0 trillion, including managed assets of $7.1 trillion as of December 31, 2025. The portfolio management team has extensive experience in middle market lending and has sourced, underwritten and/or managed diverse credit and lending teams in a variety of market environments from the nascent cash flow lending markets of the early 2000’s, through the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”), during the recovery and growth of the 2010’s, and during the recent pandemic related disruptions. The Adviser emphasizes a consistent and disciplined underwriting process, which is the foundation for its approach to portfolio construction. Leveraging proprietary research insights and performing granular credit and loan to value analysis for each investment are core tenets of the Adviser’s credit philosophy. Focusing on capital preservation and minimizing volatility, the Adviser seeks to employ the same underwriting, due diligence and the Adviser’s Direct Lending Investment Committee (“Direct Lending Investment Committee”) approval process for every investment. The Adviser believes that Fidelity’s history and scale, combined with the portfolio management team’s experience and strategy enable it to compete across the credit spectrum in the middle market. See “Conflicts of Interest – Relationship among the Fund, the Adviser and the Portfolio Managers” for more information about risks related to investing with an affiliate adviser. The Adviser’s specific areas of differentiation that drive its competitive advantages are below:

•
Fidelity’s multi-decade history and substantial scale in the credit markets: Fidelity has operated through the last twelve recessions, numerous crises, expansions and contractions during its more than 75 years of history. Active in the credit markets since 1971, Fidelity has over $974 billion of fixed income assets under management as of December 31, 2025. Fidelity also offered its first high yield bond fund in 1977 and was the first mutual fund company to offer an open-ended fund focused on leverage loans in 2000.
•
Dedicated team of seasoned middle market credit investors: The portfolio management team of the Adviser is comprised of professionals that have spent their entire careers in middle market lending. The portfolio managers average more than 20 years of experience, and the portfolio management team’s capabilities include sourcing, underwriting and executing on middle market loans, and most importantly, actively managing credit portfolios through multiple cycles. This includes experience managing investments during periods of growth as well as periods of distress, including active engagement and leadership in restructurings and bankruptcies, providing valuable foresight in connection with the Adviser's Direct Lending Investment Committee's evaluation and approval of new opportunities. The Adviser maintains in-depth oversight throughout the investment process and instills the culture of intense focus on capital preservation and hands-on portfolio management with a focus on proper risk mitigation throughout the life of an investment.
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

•
Access to proprietary credit and equity research platform creates efficient and differentiated diligence: As part of the Fidelity organization, the Adviser has access to the extensive research platform of FMR that allows the Adviser to make more informed and efficient investment decisions. FMR has over 490 research professionals in North America, Europe and Asia that cover equities, fixed income and high yield markets. As part of the due diligence and underwriting process for each potential investment, the Adviser intends to review and analyze relevant FMR industry research and engage directly with the industry analysts. Using its proprietary insights, the Adviser expects to improve portfolio construction and risk mitigation, allowing it to potentially (i) gain conviction on investments or (ii) avoid investments that have subtle industry headwinds or competitive pressures, that might otherwise appear attractive. In addition to the portfolio management team’s independent industry analysis and broad experience lending to middle market businesses, the Adviser’s access to proprietary Fidelity research differentiates the platform and, the Fund believes, translates into more efficient and informed decision making.
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

The Board of Directors

Overall responsibility for the Fund’s oversight rests with the Board of Directors. The Fund has entered into the Advisory Agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Directors are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board is currently composed of five members, four of whom are Directors who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

According to Preqin, the private credit market has grown tenfold since the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”) and is projected to grow double-digit percentages in the near future.1 The consolidation of regional U.S. banks following the financial crisis and the enhanced regulations introduced by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), resulted in larger banks decreasing their willingness to issue and hold loans to middle-market companies, thus contributing to the growth of direct lending. Direct lending is a subset of private credit that is frequently compared to more liquid public market options, including leveraged loans or broadly syndicated loans and high yield bonds. More recently, demand has been driven by key characteristics of the asset class summarized below.

•
Large and growing market: Fidelity research estimates the U.S. private credit market is at approximately $1.8 trillion (AUM) and finances mergers and acquisitions, recapitalization and refinance activity for the approximately 200,000 middle market businesses that operate in the U.S. according to the National Center for the Middle Market. Private equity investing activity drives a significant portion of this volume.2
•
The private credit market has expanded into areas traditionally served by the leveraged loan and high yield markets: According to Leveraged Commentary & Data (“LCD”) and Intercontinental Exchange Bank of America (“ICE BAML”), from 2003 to 2025, the share of leveraged loans with an issue size below $500 million has declined from 45% to 5%, and similarly from 2003 to 2025, the share of high yield loans with an issue size below $500 million has declined from 68% to 9%. In both cases, direct lending is now regularly filling this gap for loans up to $500 million and larger.3
•
Floating rate debt may provide a hedge against rising interest rates: The majority of direct lending investments are floating rate instruments whose rates change with the market and/or interest rates.
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

The foregoing information is with respect to past performance of certain markets and indices, only, and does not reflect the actual or expected performance of the Fund. There can be no guarantee that the Fund will achieve results resembling these metrics or that market circumstances in the future will be comparable. An investment in the Fund involves significant risk and should be considered only by sophisticated investors able to assume the risks of loss and illiquidity inherent with an investment in the Fund. Please see “Item 1A. Risk Factors.” for a more detailed description of risks associated with the Fund.

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

Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit. If the Fund changes its 80% test, the Fund will provide Unit Holders with at least 60 days’ prior notice of such change. Effective June 11, 2026, SEC rules require that the Fund’s policy to invest at least 80% of its assets in private credit investments may only be changed if authorized by a vote of the holders of a majority of the Fund’s outstanding voting securities, unless: (1) the Fund conducts a repurchase offer in advance of the proposed change to its 80% investment policy; (2) the Fund provides Unit Holders with at least 60 days’ notice prior to the proposed change to the 80% investment policy in advance of the repurchase offer; and (3) the repurchase offer is not oversubscribed. The Fund will also invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in U.S. companies that are generally private and may be backed by a Sponsor but may also include investments in small capitalization public companies or companies that are non-Sponsors. The Adviser directly originates credit opportunities from a large universe of Sponsors, intermediaries and other direct lenders, as well as internal Fidelity resources.

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

Most of the Fund's investments are unrated or rated below investment grade, which are often referred to as “leveraged loans,” “high yield” or “junk” debt investments and may be considered “high risk” or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the Fund’s net asset value and income distributions to Unit Holders. They may also be illiquid and difficult to value.

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

The Fund borrows money for investment and cash management purposes. In determining whether to borrow money, the Fund analyzes the financial flexibility, maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Fund’s investment outlook. In addition to borrowing money from third parties, the Fund may borrow on an unsecured basis from the Adviser or its affiliates. The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by investors indirectly through their interests in the Fund.

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

Central Funds

In addition to cash management, the Fund may hold Central Funds to gain exposure to certain fixed income securities. “Central Funds” are special types of investment vehicles created by Fidelity for use by the Fidelity® funds and other advisory clients. Central Funds are used to invest in particular security types or investment disciplines, or for cash management. Central Funds incur certain costs related to their investment activity (such as custodial fees and expenses) but generally do not pay additional management fees. The investment results of the portions of a Fidelity® fund’s assets invested in the Central Funds will be based upon the investment results of those funds.

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

During the credit underwriting process, the deal team will compile and present diligence findings to the Adviser’s Direct Lending Investment Committee at least once before issuing a term sheet and a second time before closing. The Adviser’s focus is on downside protection so the deal team and Direct Lending Investment Committee are expected to spend substantial time understanding and validating various downside scenarios, exit options, and structural protections in each and every investment seeking to ensure adequate cushion.

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

Direct Lending Investment Committee

The investment activities of the Fund are under the direction of the Direct Lending Investment Committee and subject to the oversight of the Board. The Direct Lending Investment Committee currently is comprised of the Fund’s three portfolio managers, David Gaito, Therese Icuss and Jeffrey Scott. Additionally, the Head of Fidelity Investments' High Income and Alternatives division (the “High Income and Alternatives division”) and/or the Chief Investment Officer of the High Income and Alternatives division meet with the Direct Lending team frequently to discuss the pipeline of opportunities and each has the authority to decline any opportunity at any point at his or her discretion. The day-to-day activities of the Fund are overseen by the Fund’s portfolio managers, each of which is an officer or employee of the Adviser or its affiliate.

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

The Adviser’s policies will seek to ensure the equitable allocation of such investment opportunities among us and other clients over time. In cases where an investment may potentially be appropriate for several clients, the Adviser makes a determination of the appropriateness of the investment opportunity for a particular client and allocates an investment opportunity among eligible clients based on a variety of factors related to each such client the Adviser deems relevant (including, without limitation, the client’s investment objectives and focus, available capital, the client’s existing portfolio, portfolio company restrictions, targeted rate of return, minimum and maximum investment size requirements, transaction structure, cash flow considerations, risk considerations, tax implications, legal and regulatory requirements, whether a related investment opportunity has already been made available to the client, investment limitations and other factors). In cases where an investment opportunity is being evaluated on behalf of, and may be appropriate for, both us and another client and falls outside of the allocation methodology, the Adviser will generally consult with an allocation, conflicts or similar internal committee or sub-committee to decide on an appropriate allocation of a particular investment opportunity as between us and such other client, which may take into account, various factors.

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

Co-Investment Relief

The Fund and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Fund may determine to participate or not to participate in the co-investment opportunities presented to it, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other affiliated funds that target similar assets in accordance with allocation policies and procedures described above. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations (“CLOs”) and other structured loan funds. In addition, given the Fund’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund purchases.

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

The Fund intends to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of its expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over the Secured Overnight Financing Rate (“SOFR”) (or other applicable reference rate). The Fund cannot assure Unit Holders that it will be able to enter into a credit facility. Unit Holders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Fund to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on the Fund’s operations. In addition, from time to time, the Fund’s losses on leveraged investments may result in the liquidation of other investments held by it and may result in additional drawdowns to repay such amounts.

The Fund may enter into total return swap (“TRS”) agreements. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Fund would typically have to post collateral to cover this potential obligation. To the extent the Fund segregates liquid assets with a value equal (on a daily mark-to-market basis) to its obligations under TRS transactions, enters into offsetting transactions or otherwise covers such TRS transactions in accordance with applicable SEC guidance, the leverage incurred through TRS will not be considered a borrowing for purposes of the Fund’s overall leverage limitation.

The Fund may also create leverage by securitizing its assets (including in Financing CLOs) and retaining the equity portion of the securitized vehicle. See “Item 1A. Risk Factors. Forming Financing CLOs Risk.” The Fund may also from time to time make secured loans of its marginable securities to brokers, dealers and other financial institutions.

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

Affiliated Transactions. The Fund may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of its Directors who are not interested persons and, in some cases, the prior approval of the SEC. The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

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

Board Approval of the Advisory Agreement and Administration Agreement

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

At its November 2025 meeting, the Board unanimously determined to renew the Fund’s Agreements. In reaching its determination, the Board considered all factors it believed relevant, including (i) the nature, extent, and quality of the services provided to the Fund and its Unit Holders (including the investment performance of the Fund); (ii) the competitiveness relative to peer funds of the Fund’s management fee and the total expense ratio; (iii) the total costs of the services provided by and the profits realized by FDS and its affiliates (Fidelity) from its relationships with the Fund; and (iv) the extent to which, if any, economies of scale exist and are realized as the Fund grows, and whether any economies of scale are appropriately shared with Fund Unit Holders. The Board’s decision to renew the Agreements was not based on any single factor and the factors may have been weighed differently by individual Directors.

Nature, Extent, and Quality of Services Provided

The Board considered Fidelity’s staffing as it relates to the Fund, including the backgrounds of investment personnel of Fidelity, and also considered Fidelity’s implementation of the Fund’s investment program. The Board also had discussions with members of the portfolio management team.

•
Resources Dedicated to Investment Management and Support Services. The Board reviewed the general qualifications and capabilities of Fidelity’s investment staff, such as size, education, experience, and resources, as well as Fidelity’s approach to training and managing investment personnel. The Board noted that Fidelity’s analysts have extensive resources, tools and capabilities that allow them to conduct sophisticated quantitative and fundamental analysis, as well as credit analysis of issuers, counterparties and guarantors. Further, the Board considered that Fidelity’s investment professionals have sufficient access to information and data so as to provide competitive investment results over time, and that those professionals also have access to sophisticated tools that permit them to assess portfolio construction and risk and performance attribution characteristics continuously, and to transmit new information and research conclusions rapidly. Additionally, in its deliberations, the Board considered Fidelity’s trading, risk management, compliance, cybersecurity, technology and operations capabilities and resources, which are integral parts of the investment management process.
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

The Board noted that the growth of fund assets over time across the complex allows Fidelity to reinvest in the development of services designed to enhance the value and convenience of the Fidelity funds as investment vehicles. These services include 24-hour access to account information and market information over the internet and through telephone representatives, investor education materials and asset allocation tools.

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

Competitiveness of Management Fee and Total Expense Ratio

In reviewing the Advisory Agreement, the Board considered the Fund’s management fee rate and the total expense ratio. The Board noted that there are a limited number of unlisted competitors against which to assess the competitiveness of the Fund’s fees and that Fidelity obtained BDC competitor fund information from Broadridge. The peer group includes competitors with similar legal structures, investment mandates, distribution characteristics, and fund size.

The Board noted that the Fund’s base management fee, which excludes incentive fees, is equal to the peer group median. The Board also noted that total expenses (including interest expense) ranked below the peer group median. The Board considered the difficulty in comparing total expense ratios across the peer group due to varying incentive fees, interest expense on borrowed funds, operating expenses, and the extent of expense reimbursement. The Board noted that, excluding interest expense for both the Fund and its peer group, the Fund’s total expenses also ranked below the peer group median. The Board noted that FDS is contractually limiting certain fund-level operating expenses to 0.50% (on an annualized basis) of the Fund's NAV and that such agreement may only be terminated with the approval of the Board.

The Board also considered Fidelity fee structures and other information with respect to clients of Fidelity other than the Fund, such as other funds advised or subadvised by Fidelity, pension plan clients, and other institutional clients with similar investment mandates.

Based on its review, the Board concluded that the Fund’s management fee and the total expense ratio of the Fund were reasonable in light of the services that the Fund and its Unit Holders receive and the other factors considered.

Costs of the Services and Profitability

The Board considered the revenues earned and the expenses incurred by Fidelity in conducting the business of developing, marketing, distributing, managing, administering and servicing the Fund and servicing the Fund’s Unit Holders. The Board considered the level of Fidelity’s profits in respect of all the Fidelity funds it oversees. The Board noted that the profitability information reflects the relatively small size of the funds overseen by the Board and their short history.

On an annual basis, Fidelity presents to the Board information about the profitability of its relationships with the Fund. Fidelity calculates profitability information for each Fidelity fund, as well as aggregate profitability information for groups of Fidelity funds and all Fidelity funds, using a series of detailed revenue and cost allocation methodologies which originate with the books and records of Fidelity on which Fidelity’s audited financial statements are based. The Board reviews any significant changes from the prior year’s methodologies.

A public accounting firm has been engaged annually by the Board as part of the Board's assessment of Fidelity's profitability analysis. The engagement includes the review and assessment of the methodologies used by Fidelity in determining the revenues and expenses attributable to Fidelity's fund business. After considering the reports issued under the engagement and information provided by Fidelity, the Board concluded that while other allocation methods may also be reasonable, Fidelity's profitability methodologies are reasonable in all material respects.

The Board also reviewed Fidelity’s non-fund businesses and potential indirect benefits such businesses may have received as a result of their association with Fidelity’s fund business (i.e., fall-out benefits) as well as cases where Fidelity’s affiliates may benefit from the funds’ business. The Board considered areas where potential indirect benefits to the Fidelity funds from their relationships with Fidelity may exist.

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

Conclusion

Based on its evaluation of all of the conclusions noted above, and after considering all factors it believed relevant, the Board, including the Independent Directors, concluded that the advisory fee arrangements are fair and reasonable in light of all of the surrounding circumstances, and that the Fund’s Agreements should be renewed through November 30, 2026.

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

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect until November 30, 2026, or to the extent consistent with the requirements of the 1940 Act, from the date of the Fund’s election to be regulated as a BDC under the 1940 Act, and indefinitely thereafter, but only so long as the continuance after such date shall be specifically approved at least annually by vote of the Board or by vote of a majority of the outstanding voting securities of the Fund. The Fund may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the holders of a majority of the outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

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

This Expense Limitation Agreement was in force until January 1, 2026 (the “Initial Term”). After the Initial Term this Expense Limitation Agreement shall renew automatically for successive one-year terms. The Adviser may not terminate this Expense Limitation Agreement before a term’s expiration date without the approval of the Fund’s Board of Directors.

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

Except for the Early Repurchase Deduction, the Fund does not impose any charges in connection with repurchases of Units. Payment of the Early Repurchase Deduction will be made by reducing the repurchase proceeds. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining Unit Holders. The Fund intends to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All Units purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued units.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Fund and the purchase, ownership and disposition of our Units. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to Unit Holders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. Unit Holders that hold our units as capital assets. A U.S. Unit Holder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the Fund or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. Unit Holders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our units as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our units as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisers with regard to the U.S. federal income tax consequences of the purchase, ownership, or disposition of the Fund’s Units, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Fund elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. For the periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

To qualify for the tax treatment accorded to RICs under Subchapter M of the Code, the Fund must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Fund (a) at least 50% of the value of the Fund’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Fund’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Fund’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Fund controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships (described in 3(b) above).

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

Risk of Dependence on Key Personnel of the Adviser. The Fund will depend on the diligence, skill, experience and network of business contacts of the Adviser’s portfolio management team. There can be no assurances that certain members of the team will continue to provide investment services to the Adviser. The loss of key personnel would limit the Fund’s ability to achieve its investment objectives and operate as anticipated. None of the Fund, the Adviser or its Affiliates maintain key person life insurance for any of their personnel.

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

Portfolio Valuation Risk. The Adviser, subject to the oversight of the Board, determines the valuation of the Fund’s investments. It is expected that most of the Fund’s investments will not have readily available market quotations, which will require the Adviser to determine, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Fund investors.

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

Possession of Material Non-Public Information, Limiting the Adviser’s Discretion. From time to time, the Adviser (in its capacity as investment adviser of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) and its affiliates receive material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers that the Adviser reviews or participates in, oftentimes unrelated to its management of the Fund. In such circumstances, the Fund may be prohibited, by law, contract or by virtue of the Adviser’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer. In order to prevent the portfolio managers of the Fund from receiving material, non-public information that may prevent them from being able to trade in investments in other accounts the portfolio managers manage, portfolio management personnel (including the portfolio managers, research analysts, and traders) may be subject to information barriers and prevented from accessing certain information regarding Fund investments to which investors are otherwise entitled, such as information about a borrower’s business prospects, financial situation and liquidity situation.

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

Cybersecurity Risk. With the increased use of technologies such as the Internet and cloud computing to conduct business, the Fund and the Adviser are susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events that may cause the Fund, the Adviser or their respective service providers to lose or compromise confidential information. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents affecting the Fund’s or the Adviser’s service providers have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Fund’s ability to value its investments, impediments to trading, the inability of Unit Holders to transact business, violations of applicable privacy and other laws, failure to maintain the security, confidentiality or privacy of sensitive data including personal information relating to the unit holders and their beneficial owners, violations of confidentiality obligations, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. Similar adverse consequences could result from cyber incidents affecting counterparties with which the Fund engages in transactions, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions (including financial intermediaries and service providers) and other parties. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Adviser anticipates that the Fund’s service providers generally will have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Fund cannot control the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund or its Unit Holders. The Fund and its Unit Holders could be negatively impacted as a result. For example, if a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to the transactions of the Fund and personally identifiable information of the Unit Holders may be lost or improperly accessed, used or disclosed.

Artificial Intelligence and Machine Learning Risks. The emergence of recent technology developments in artificial intelligence and machine learning technology, including Open AI’s release of its ChatGPT application (collectively, “Machine Learning Technology”) could pose risks to FMR, the Adviser, the Fund and its investments. These risks could arise if FMR utilizes Machine Learning Technology in connection with its business activities, including investment activities, or if third-party service providers of or any counterparties or competitors to the Fund, whether or not known to FMR, use Machine Learning Technology. FMR will not be in the position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided. Furthermore, FMR personnel could utilize Machine Learning Technology in contravention of any policies that FMR has to prohibit or otherwise restrict the use of Machine Learning Technology.

As the use and availability of Machine Learning Technology has grown, the U.S. Congress and a number of U.S. federal agencies have been examining the Machine Learning Technology and their use in a variety of industries, including financial services. The legislatures and administrative agencies of a variety of U.S. states and non-U.S. governments have also proposed, and in a number of cases adopted, rules and regulations addressing the use of Machine Learning Technology. Machine Learning Technology similarly faces an uncertain regulatory landscape in many foreign jurisdictions.

Use of Machine Learning Technology by any of the parties described in the previous paragraphs could include the input of confidential information (including material non-public information) into Machine Learning Technology, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users. This use could be in contravention of confidentiality agreements or FMR policies. For more information on risks relating to information security, see also “Cybersecurity Risks.” above.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the dataset that Machine Learning Technology utilizes to operate. Additionally, certain data in such datasets will inevitably contain a degree of inaccuracies and errors, potentially materially so, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that FMR is exposed to the risk of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on FMR, the Adviser, the Fund and its portfolio investments. Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly and it is impossible to predict the future risks that may arise from such developments.

Social Media Risk. The use of social networks such as Facebook, Twitter and Instagram, message boards such as Reddit and other internet channels have become widespread within the U.S. and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without relying on traditional media intermediaries. Information often spreads rapidly across large segments of the U.S. and global population, frequently without any independent verification as to its accuracy, which has led to the spread of misinformation in many cases. The spread of information or misinformation regarding FMR, the Adviser, the Fund, their respective affiliates or the Fund’s portfolio investments could result in material and adverse effects on any of the foregoing. Furthermore, certain administrators of or other service providers to social networks, message boards, app stores, websites and other internet outlets have taken actions to ban, block, verify or censor the content disseminated on their networks. Such actions, or similar actions taken by government regulators or courts, could negatively affect FMR, the Adviser, the Fund, their respective affiliates or the Fund’s portfolio investments (e.g., if an issuer were to face public backlash or regulatory penalties for taking such actions, or if an issuer were itself the subject of such a ban).

Electronic Delivery of Information Risk. Fund information and information with respect to a Member’s investment in the Fund may be delivered to such Member electronically. There are risks associated with such electronic delivery including, but not limited to, that e-mail messages are not secure and may contain computer viruses or other defects, may not be accurately replicated on other systems, or may be intercepted, deleted or interfered with without the knowledge of the sender or the intended recipient.

Confidential Information. The Fund’s agreements and Subscription Agreements contain confidentiality provisions intended to protect proprietary and other information relating to the Fund’s investments. To the extent that such information is publicly disclosed, competitors of the Fund and/or its investments may benefit from such information, thereby adversely affecting the Fund, its investments, the Adviser and the economic interests of the Members.

As part of the subscription process and otherwise in their capacity as Members, investors will provide significant amounts of information about themselves to the Adviser and the Fund. Members should not assume that such information will be kept confidential. For example, subject to any specific legal requirements, such information may be made available to third parties that have dealings with the Fund and governmental authorities.

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

Risk of Electronic Delivery of Certain Documents. Unit Holders will be deemed to consent to electronic delivery of: (i) certain closing documents such as the LLC Agreement and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Fund investors by the Fund, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Fund investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “Technology Systems Risk.” and “Cybersecurity Risk.” above.

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
•
Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Fund invest could cause major environmental damage, which may result in significant financial distress to the Fund’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Fund (and the Fund investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Fund is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. See also “Provision of Managerial Assistance and Control Person Liability.” below.
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

Adverse Developments in the Debt Capital Markets. Recent market and economic conditions have been unprecedented and challenging. Continued concerns about the systemic impact of inflation, tariffs and trade embargos, energy costs, the pandemic, geopolitical issues, the availability and cost of credit, sovereign debt levels, the mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels. The factors described above have led to an overall reduction in liquidity in the debt capital markets, including sources of liquidity that the Fund may wish to utilize. Such conditions could reduce the availability of leverage to the Fund, its investments, and potential purchasers of the Fund’s investments or make such leverage more expensive to obtain, thereby adversely affecting the performance of the Fund.

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

Emerging markets generally are not as efficient as those in developed countries. In some cases, a market for the security may not exist locally, and transactions will need to be made on a neighboring exchange. Volume and liquidity levels in emerging markets are lower than in developed countries. When seeking to sell emerging market securities, little or no market may exist for the securities.

It is anticipated that in most cases, the best available market for foreign securities will be on an exchange or in over-the-counter (“OTC”) markets located outside of the United States. Foreign stock markets, while growing in volume and sophistication, are generally not as developed as those in the United States, and securities of some foreign issuers may be less liquid and more volatile than securities of comparable U.S. issuers. Foreign security trading, settlement and custodial practices (including those involving securities settlement where fund assets may be released prior to receipt of payment) are often less developed than those in U.S. markets and may result in increased investment or valuation risk or substantial delays in the event of a failed trade or the insolvency of, or breach of duty by, a foreign broker-dealer, securities depository, or foreign sub-custodian. In addition, the costs associated with foreign investments, including withholding taxes, brokerage commissions, and custodial costs, are generally higher than with U.S. investments.

Foreign markets may offer less protection to investors than U.S. markets and tend to be less regulated. Foreign issuers are generally not bound by uniform accounting, auditing, and financial reporting requirements and standards of practice comparable to those applicable to U.S. issuers. Adequate public information on foreign issuers may not be available, and it may be difficult to secure dividends and information regarding corporate actions on a timely basis. In general, there is less overall governmental supervision and regulation of securities exchanges, brokers, and listed companies than in the United States. OTC markets tend to be less regulated than stock exchange markets and, in certain countries, may be totally unregulated. Regulatory enforcement may be influenced by economic or political concerns, and investors may have difficulty enforcing their legal rights in foreign countries.

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

Credit Risk. Performance may be affected by the default or perceived credit impairment of the Fund’s investments and by general or sector specific credit spread widening. Credit risks associated with the Fund’s investments include (among others): (i) the possibility that earnings of the obligor may be insufficient to meet its debt service obligations; (ii) the obligor’s assets declining in value; and (iii) the declining creditworthiness, default and potential for insolvency of the obligor during periods of rising interest rates and economic downturn. An economic downturn and/or rising interest rates could severely disrupt the market for the investments and adversely affect the value of the Fund’s investments and the ability of the obligors thereof to repay principal and interest. In turn, this could have a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Units. In the event of a default by a borrower, the Fund will bear a risk of loss of principal and accrued interest on that investment. Any such investment may become defaulted for a variety of reasons, including non-payment of principal or interest, as well as breaches of contractual covenants. A defaulted investment may become subject to workout negotiations or may be restructured by, for example, reducing the interest rate, a write-down of the principal, and/or changes to its terms and conditions. Any such process may be extensive and protracted over time and therefore may result in substantial uncertainty with respect to the ultimate recovery on the defaulted investments. In addition, significant costs might be imposed on the lender, further affecting the value of the investment. The liquidity in such defaulted investment may also be limited and, where a defaulted investment is sold, it is unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest owed on that investment. This would have a material adverse effect on the value of the Fund’s portfolio, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Units. In the case of secured loans, restructuring can be an expensive and lengthy process which could have a material negative effect on the Fund’s anticipated return on the restructured loan. By way of example, it would not be unusual for any costs of enforcement to be paid out in full before the repayment of interest and principal. This would substantially reduce the Fund’s anticipated return on the restructured loan.

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

Forming Financing CLOs Risk. To finance investments, we may securitize certain of our secured loans or other investments, including, without limitation. through owning directly or indirectly an equity interest in one or more CLOs managed by the Adviser or any of its affiliates (each a “Financing CLO”), while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If we create a Financing CLO, we will depend in part on distributions from the Financing CLO’s assets out of its earnings and cash flows to enable us to make distributions to Unit Holders. The ability of a Financing CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a Financing CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the Financing CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the Financing CLO’s debt, which could impact our ability to receive distributions from the Financing CLO. If we do not receive cash flow from any such Financing CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the units.

In addition, a decline in the credit quality of loans in a Financing CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a Financing CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to Unit Holders. To the extent that any losses are incurred by the Financing CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the Financing CLO.

The collateral manager for a Financing CLO that we create may be the Fund, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as collateral manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our Unit Holders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Fund serves as collateral manager, the Fund will receive no fees for providing such collateral management services.

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
•
Counterparty Risks. This is the risk that a loss may be sustained by the Fund as a result of the failure of the other party to a derivative (usually referred to as a “counterparty”) to comply with the terms of the derivative contract. The credit risk for exchange-traded derivatives is generally less than for OTC derivatives, since the clearinghouse, which is the issuer or counterparty to each exchange-traded or cleared derivative transaction is the counterparty to the derivative transaction. The Fund may post or receive collateral related to changes in the market value of a derivative. The Fund also may invest in derivatives that (i) do not require the counterparty to post collateral, (ii) require collateral but that do not provide for the Fund’s security interest in it to be perfected, (iii) require significant upfront deposits unrelated to the derivatives’ intrinsic value, or (iv) do not require that collateral be regularly marked-to-market. When a counterparty’s obligations are not fully secured by collateral, the Fund runs the risk of having limited recourse if the counterparty defaults.
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

The Fund may invest in debt of issuers that have defaulted or are anticipated to default. Issuers in this situation frequently resort to bankruptcy and other litigation to effect debt restructuring on attractive terms. Such actions may require the issuer to spend material amounts on legal and other litigation costs. During such litigation the issuer may not be able to affect the operation and management of the real estate collateral, and its value may suffer as a result of loss of tenants, failure to make capital improvements or undertake required maintenance. Bankruptcy and other insolvency proceedings are highly complex and may result in undesirable outcomes, such as the return of payments characterized as a “preference,” the invalidation of debt as a result of a deemed fraudulent conveyance and the recharacterization or equitable subordination of debt. There can be no assurance that the Fund will obtain favorable results in bankruptcy or insolvency proceedings.

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

In certain cases, conflicts of interest may arise between the Fund and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Fund will cause the joint venture to be managed in a manner that is favorable to the Fund. In addition, it is anticipated that the Fund could be invested in debt instruments issued by a joint venture entity while one or more other investment funds, pooled investment vehicles or Other Clients (as defined below) managed by the Adviser will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

Non-U.S. Securities Risk. The Fund may invest in securities and instruments of non-U.S. issuers. See “Exposure to Foreign Markets Risk.” above. The Fund’s investments in securities and instruments in non-U.S. markets involve substantial risks often not typically associated with investing in U.S. securities. Investments in non-U.S. securities may be adversely affected by changes in currency rates or exchange control regulations, changes in governmental administration or economic or monetary policy (in the United States and abroad) or changed circumstances in dealings between nations. Changes in foreign currency exchange rates relative to the U.S. dollar will affect the U.S. dollar value of the Fund’s assets denominated in that currency and thereby will have an impact upon the Fund’s total return on such assets. The Fund may utilize options and forward contracts to hedge against currency fluctuations, but there can be no assurance that such hedging transactions will be effective.

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

Custodial Risk. One or more banks may act as custodians for certain assets of the Fund. If a custodian were to become insolvent, the Fund would, in respect of financial assets credited to securities accounts and held in street name, have only rights in common with other customers of the custodian and would not have ownership of, or rights with respect to, any specific financial assets maintained by the custodian. If any custodian has insufficient financial assets to satisfy all of its customers and its secured creditors, the Fund could suffer losses.

The Custodian will maintain custody of the Fund’s assets and may provide additional services such as clearance and settlement services. Where consistent with the federal securities laws, certain non-publicly traded instruments may be held in the custody of other financial institutions selected by Fidelity. In the event Fidelity has custody of all or a portion of the Fund’s assets, it intends to comply with state and federal custody rules applicable to Fidelity.

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

Corporate-Level Income Tax. The Fund expects to make certain investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to U.S. federal and applicable state corporate income taxes. The Fund may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

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

“Publicly Offered Regulated Investment Company” Tax Issue. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. The Fund does not currently expect to be treated as a “publicly offered regulated investment company,” and there is no expectation the Fund would be so treated in any future taxable year. Each taxable year for which the Fund is not a “publicly offered regulated investment company”, a non-corporate Unit Holder’s allocable portion of the Fund’s affected expenses, including the Fund’s management fees, will be treated as an additional noncash but taxable distribution to the Unit Holder and may not be deductible by such Unit Holder.

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

Co-Investment Transactions. We and the Adviser have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Fund may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Fund and one or more of such affiliated accounts. Even though the Fund and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Fund’s investment objective and those of one or more affiliated accounts advised by the Adviser and/or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and/or its affiliates will allocate such opportunities among the Fund and such affiliated accounts in a manner consistent with the exemptive order and the applicable allocation policies and procedures.

With respect to co-investment transactions conducted under the exemptive order, initial internal allocations among the Fund and other investment funds affiliated with the Adviser will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If the Fund invests in a transaction under the co-investment exemptive order and, immediately before the submission of the order for the Fund and all other funds, accounts, or other similar arrangements advised by the Adviser and its affiliates, the opportunity is oversubscribed, it will be allocated in accordance with the Adviser's allocation policies and procedures.

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

Broken Deal Expenses. Any expenses that may be incurred by the Fund for actual investments as described herein may also be incurred by the Fund with respect to broken deals (i.e., investments that are not consummated). The Adviser is not required to and, in most circumstances, will not seek reimbursement of broken deal expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses. Any such broken deal expenses could, in the sole discretion of the Adviser, be allocated solely to the Fund and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Fund in its investments or the Adviser or Other Clients in their investments. In such cases, the Fund’s shares of expenses would increase. In the event broken deal expenses are allocated to an Other Client or a co-investment vehicle, the Adviser may advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

Fidelity and its Enterprise Cybersecurity organization, on behalf of the Fund, have established a risk management program which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Fund and its Members. The Fund does not have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Fund’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

Management of cybersecurity risk is a key area of focus for the Enterprise Cybersecurity organization, as threat actors continue to target Fidelity with sophisticated, ever-evolving attacks. Enterprise Cybersecurity’s mission is to protect Fidelity and its customers from these attacks and other cyber incidents through risk optimization, policies, controls, technical capabilities, and employee training and awareness on risks, policies and standards. As Enterprise Cybersecurity implements measures to address cyber risk, it also continuously reviews its resources to better enhance security of systems, networks, data, and other technology.

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis. These risks are regularly evaluated to determine if they could materially affect the Fund’s business strategy, operational results, and financial condition. During the reporting period, Fidelity did not identify any material risks from cybersecurity threats that have materially affected or are reasonability likely to materially affect the Fund, including its day-to-day operations, financial condition, or business strategies.

While Fidelity will continue to enhance its approach to address cybersecurity risk, it is possible that it will not be successful in preventing or mitigating a future cybersecurity incident that could have a material impact on Fidelity or the Fund’s operations, financial condition, and business strategies.

Third Party Risk and Engagement

The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Third party incidents, such as supply chain attacks, ransomware operations, or insider misconduct, could result in a material impact to the Fund through the compromise of sensitive information or system failures. To address these risks, Fidelity has a vendor oversight program which includes periodic reviews of the cyber controls of third-party service providers, with the frequency of such reviews generally based on the nature of the Fund’s information processed by the vendor and the vendor’s criticality to business operations.

Independent Assessment of Controls

On behalf of the Fund, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to Fund. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the American Institute of Certified Public Accountants’ System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Fund. The results of these consulting engagements are shared with the Fund’s Board of Directors as part of periodic reporting.

Monitoring Emerging Threats

Threat actors’ utilization of emerging and new technologies such as Artificial Intelligence to enhance cyber-attacks is an ongoing risk. Fidelity’s Cyberthreat Intelligence (“CTI”) unit within Enterprise Cybersecurity is designed to alert stakeholders, control owners, and decision-makers of emerging cyber threats to Fidelity infrastructure, vendors, and clients. CTI operates via a follow-the-sun approach, monitoring criminal, nation-state, hacktivist, and insider groups and their use of these technologies to carry out attacks.

CTI utilizes information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center. The organization analyzes such information and incorporates threat actors’ tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

Organization and Management

Fidelity Enterprise Cybersecurity is comprised of several product areas that are designed to defend against attack, damage, and unauthorized action to information, data, and systems. Among these functions are:

Detect and Respond, which is responsible for delivering global cybersecurity operations, intelligence, and analytics to ensure data confidentiality, integrity, and availability for Fidelity and its customers. This product area utilizes the latest tools and technology to monitor Fidelity’s environment for signs of suspicious activity, as well as proactively detect and hunt for the latest cyber threats. Key functions include the Security Operations Center, Threat Intelligence, Insider Threat, and Endpoint Security.

The Information Security Office, which is a team that assists with the migration and implementation of Enterprise Cybersecurity policy into each of the firm’s business units. Each Fidelity business unit has a dedicated Information Security Office team that partners with the business on cyber client engagement, security advisory, risk reduction, regulatory compliance, and education and awareness.

Application and Infrastructure Security, which is responsible for identifying, assessing, and mitigating risks posed by software vulnerabilities, malware, and configuration exposures in Fidelity’s applications and technology infrastructure. This product area focuses on critical functions such as vulnerability scanning, penetration testing, and vendor application remediation, enabling Fidelity to address risks from vulnerabilities before they are exploited.

Enterprise Cybersecurity also employs several teams that work together and are responsible for enabling Fidelity with a persistent readiness posture through comprehensive cyber risk management from risk identification through remediation. These teams include Cyber Risk, Cyber Controls & Policy, and Cyber Regulatory & Audit. Together, these teams provide a foundation and framework for the Enterprise Cybersecurity organization to align with industry standards, meet regulatory expectations, and adjust to changing risks.

Governance and Oversight

The Board, in conjunction with Fidelity’s Enterprise Cybersecurity organization, provides strategic oversight regarding cybersecurity risks and threats to the Fund. The Board receives and reviews periodic reports from senior executives in Fidelity’s Enterprise Cybersecurity organization and the Fund’s management, including Fidelity’s Chief Information Security Officer (“CISO”), members of the CISO’s staff, and the Fund’s CCO. These reports contain information about risks from cybersecurity threats, including results of independent reviews of the cybersecurity program, summaries of recent threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The Fund’s management, including the CCO of the Fund, is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Fund’s reliance on Fidelity and its Enterprise Cybersecurity organization, the CCO relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Fund’s material risks from cybersecurity threats. Fidelity’s CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024. He reports to Fidelity’s Head of Technology and Global Services.

Management of the Fund is informed about cybersecurity incidents, including material cybersecurity incidents, impacting the Fund. The Board monitors the prevention, detection, mitigation, and remediation of such incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, cybersecurity, information technology, and/or compliance personnel of Fidelity. In conjunction with Fidelity’s Enterprise Cybersecurity organization, the Fund participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication, and reporting processes are in place.

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

Unit Holders

As of March 18, 2026 there were 13 holders of record of our Units.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units. As of the dates indicated, the Fund had aggregate Capital Commitments and undrawn Capital Commitments from investors as follows:

	December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

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

The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause the Fund to comply with RIC requirements. To maintain our treatment as a RIC, the Fund generally is required to make aggregate annual distributions to its Unit Holders of at least 90% of investment company taxable income. See “Item 1. Business. Certain U.S. Federal Income Tax Considerations.” Prior to June 6, 2023, the fund was classified as a partnership and was not required to distribute at least 90% of investment company taxable income or otherwise comply with RIC requirements.

The following tables summarize distributions declared for the year ended December 31, 2025:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
July 2025	0.09	7,351,036	3,804,303
August 2025	0.10	8,309,181	4,319,107
September 2025	0.12	9,788,635	5,113,394
October 2025	0.11	9,091,918	4,908,288
November 2025	0.11	9,232,678	5,011,015
December 2025	0.26	21,673,177	11,860,662
	$1.31	$108,069,686	$56,555,740

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

The following table presents the repurchases of Units completed for the year ended December 31, 2025.

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
September 26, 2025	2.50%	$9.47	September 30, 2025	$21,512,513	2,270,785	2.72% ⁽²⁾
December 29, 2025	2.50%	$9.29	December 31, 2025	$6,368,624	685,875	0.83% ⁽³⁾
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
(3)
Percentage is based on total shares as of the close of the previous calendar quarter. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1).

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds related to capital drawdowns during the years ended December 31, 2025, 2024 and 2023:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
October 28, 2024	2,487,562	25,000,000
November 19, 2024	2,786,070	28,000,000
Total capital drawdowns	8,776,551	$88,000,000

Unit Issue Date	Units Issued		Proceeds Received
For the Year Ended December 31, 2023
January 11, 2023	—	*	$36,100,014
January 23, 2023	—	*	30,000,000
April 4, 2023	5,555,657		55,001,004
May 30, 2023	504,541		5,000,004
July 6, 2023	499,500		5,000,000
August 30, 2023	995,025		10,000,000
October 30, 2023	985,222		10,000,000
Total capital drawdowns	8,539,945		$151,101,022

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

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC (“FIAMIFM”), as the former General Partner, owned 1,699.30 units of net assets as of December 31, 2025.

In addition, the following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	December 31, 2025 % Net Assets	December 31, 2024 % Net Assets
Fidelity Capital and Income Fund	45%	48%
Fidelity Advisor Floating Rate High Income Fund	16%	16%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of December 31, 2025 and 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1A. Risk Factors.” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion contains forward-looking statements, which relate to future events, the Fund’s future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed on any forward-looking statements.

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

Expense Limitation Agreement

On January 1, 2025, the Fund entered into Expense Limitation Agreement with the Adviser. The Adviser agrees to pay on a monthly basis Other Operating Expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets (“Expense Limitation”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, administration fee, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses, fees and expenses associated with the Fund’s securities lending program, and dividend expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to shareholders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s shareholders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s directors and officers with respect thereto. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 4. Expenses and Transactions with Affiliates.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Year Ended December 31,
	2025	2024
Investments:
Total investments, beginning of period	$1,590,134,722	$1,371,453,021
New investments purchased	364,697,861	578,944,193
Payment-in-kind interest capitalized	6,393,523	2,146,720
Net purchases (sales) of short-term securities	15,863,203	(10,583,485)
Net accretion of discount on investments	9,574,847	11,475,610
Net realized gain (loss) on investments	4,705,506	327,060
Investments sold or repaid	(313,515,111)	(363,628,397)
Total Investments, End of Period	$1,677,854,551	$1,590,134,722

Number of portfolio companies	98	76
Weighted average yield on debt, at amortized cost(1)	9.40%	10.33%
Weighted average yield on debt, at fair value(2)	9.35%	10.32%
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.0%	0.0%
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

Our investments consisted of the following:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,639,776,304	$1,600,336,929	97.6%	$1,522,615,486	$1,525,175,632	96.3%
Second Lien Debt	—	—	0.0%	46,293,451	37,433,922	2.4%
Unsecured Debt	128,340	103,631	0.0%	—	—	0.0%
Equity	18,862,283	20,153,337	1.2%	18,001,364	18,047,546	1.1%
Mutual Funds	19,087,624	19,087,624	1.2%	3,224,421	3,224,421	0.2%
Total Investments	$1,677,854,551	$1,639,681,521	100.0%	$1,590,134,722	$1,583,881,521	100.0%

As of December 31, 2025 and 2024, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Health Care Services	22.5%	21.4%
Application Software	11.5%	9.4%
Diversified Support Services	8.9%	6.9%
Specialized Consumer Services	6.7%	5.7%
Paper & Plastic Packaging Products & Materials	5.9%	3.2%
Air Freight & Logistics	5.0%	3.3%
Trading Companies & Distributors	4.4%	3.9%
Industrial Machinery & Supplies & Components	3.9%	7.7%
Packaged Foods & Meats	3.6%	2.4%
Soft Drinks & Non-alcoholic Beverages	3.4%	3.5%
Pharmaceuticals	3.0%	3.1%
Life Sciences Tools & Services	2.8%	1.5%
Data Processing & Outsourced Services	2.1%	2.2%
Health Care Technology	2.0%	4.6%
Health Care Facilities	2.0%	2.0%
Electronic Components	1.6%	1.6%
Automotive Parts & Equipment	1.4%	1.4%
Electronic Manufacturing Services	1.3%	1.4%
Aerospace & Defense	1.3%	0.6%
Mutual Funds	1.2%	0.2%
Research & Consulting Services	1.0%	0.8%
IT Consulting & Other Services	1.0%	0.0%
Diversified Financial Services	0.9%	3.1%
Environmental & Facilities Services	0.8%	5.3%
Electrical Components & Equipment	0.5%	0.0%
Office Services & Supplies	0.4%	0.4%
Insurance Brokers	0.3%	0.9%
Health Care Supplies	0.2%	0.0%
Advertising	0.2%	0.0%
Specialty Chemicals	0.1%	0.0%
Building Products	0.1%	0.1%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Specialized Finance	0.0%	0.0%
Copper	0.0%	2.5%
Commodity Chemicals	0.0%	0.9%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	December 31, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,608,084,129	98.1%	205.5%	$1,551,974,599	98.0%	205.4%
Australia	31,078,536	1.9%	4.0%	31,393,256	2.0%	4.2%
Canada	518,856	0.0%	0.1%	513,666	0.0%	0.1%
Total	$1,639,681,521	100.0%	209.6%	$1,583,881,521	100.0%	209.7%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Rating	Fair Value	Fair Value
1	$—	$—
2	1,432,513,559	1,426,401,159
3	146,838,049	136,208,395
4	21,088,952	—
5	—	—
Total	$1,600,440,560	$1,562,609,554

Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended December 31, 2024 and 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

Results of Operations

The following table represents the Fund’s operating results:

	Year Ended December 31,
	2025	2024
Total investment income	$179,219,635	$180,660,579
Net expenses	76,521,659	77,974,426
Net investment income (loss) before taxes	102,697,976	102,686,153
Net change in provision (benefit) for income and excise taxes	179,902	147,964
Net investment income (loss) after taxes	102,518,074	102,538,189
Net realized gain (loss)	4,413,629	88,701
Net change in unrealized appreciation (depreciation)	(31,736,753)	(14,999,425)
Net increase (decrease) in net assets resulting from operations	$75,194,950	$87,627,465

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Year Ended December 31,
	2025	2024
Interest income	$175,172,949	$178,460,495
Dividend income	1,355,975	1,037,274
Other income	2,690,711	1,162,810
Total Investment Income	$179,219,635	$180,660,579

For the year ended December 31, 2025, total investment income was $179.2 million, as additional fees earned by the Fund offset declining base rates and a stable investment portfolio at fair value. The size of the Fund’s investment portfolio at fair value was approximately $1.6 billion as of December 31, 2025 and its weighted average yield on debt and income producing investments, at fair value, was 9.35%. For the year ended December 31, 2024, total investment income was $180.7 million, driven by the Fund’s investment of capital and the performance of the investment portfolio. The size of the Fund’s investment portfolio at fair value was approximately $1.6 billion as of December 31, 2024 and its weighted average yield on debt and income producing investments, at fair value, was 10.32%. The year over year decline in the weighted average yield on debt and income producing investments is primarily attributable to the decline in the Secured Overnight Financing Rate (“SOFR”) given the floating rate nature of the Fund’s investment portfolio.

The elevated interest rate environment of 2023 remained for most of 2024 with the SOFR remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. During the first three quarters of 2025, SOFR held steady at approximately 4.30% before declining to approximately 3.90% at the end of 2025. Spreads in the traditional middle market, the Fund's primary area of focus, modestly compressed throughout the course of 2025.

While interest rates are considered when determining appropriate capital structures of our borrowers, future interest rate increases may result in a higher cost of capital for our borrowers. This could in turn negatively impact the free cash flow of certain borrowers, impacting their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Year Ended December 31,
	2025	2024
Interest expense	$62,637,110	$65,529,121
Management fees	9,877,833	8,884,812
Administration fees	1,975,442	1,776,996
Custodian fees	5,627	2,744
Board of Directors' fees	315,161	282,149
Professional fees	1,807,441	1,481,383
Other general and administrative expenses	926,502	668,488
Total Expenses Before Reductions	77,545,116	78,625,693
Expense support	(1,023,457)	(651,267)
Net Expenses	76,521,659	77,974,426
Net change in provision (benefit) for income and excise taxes	179,902	147,964
Net Expenses Including Taxes	$76,701,561	$78,122,390

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the years ended December 31, 2025, and 2024 was approximately $62.6 million and $65.5 million, respectively. The decrease in interest expense was primarily driven by lower interest rates, partially offset by greater borrowings under the Fund’s credit facility as the Fund continues to grow the portfolio. The weighted average interest rate paid decreased to 6.40%, for the year ended December 31, 2025, compared to 7.79%, for the year ended December 31, 2024. The average principal balance outstanding increased to $859.2 million, for the year ended December 31, 2025, compared to $758.6 million, for the year ended December 31, 2024.

Management Fees

For the years ended December 31, 2025 and 2024, management fees were $9.9 million and $8.9 million, respectively. The increase in management fees was due to increase in the average daily net assets, compared to the year ended December 31, 2024. Management fees, which went into effect on June 9, 2023, are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

Other Expenses

For the years ended December 31, 2025 and 2024, total other expenses were $5.0 million and $4.2 million, respectively. The increase in total other expenses was primarily driven by an increase in professional fees and other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund.

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

As of December 31, 2025 and 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.7 million and $0.9 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the year ended December 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.3 million, which was comprised of a provision for taxes of approximately $0.2 million related to income, provision for taxes related to realized gain on investments of approximately $0.3 million, and benefit for deferred tax expense related to unrealized loss on investments of approximately $0.2 million. For the year ended December 31, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of $0.9 million, which was comprised of provision for taxes related to income of approximately $0.1 million, provision for taxes related to realized gain on investments of approximately $0.2 million, and provision for deferred tax expense related to unrealized gain on investments of approximately $0.5 million. The Fund did not incur an excise tax for the years ended December 31, 2025 and 2024.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Year Ended December 31,
	2025	2024
Net realized gain (loss) on non-controlled / non-affiliate investments	$4,705,506	$327,060
Net realized gain (loss) on foreign currency transactions	157	(904)
Benefit (provision) for taxes on realized gain on investments	(292,034)	(237,455)
Net Realized Gain (Loss)	$4,413,629	$88,701

For the year ended December 31, 2025, the Fund generated $4.7 million of net realized gain on investments. For the year ended December 31, 2024, the Fund generated approximately $0.3 million of net realized gain on investments, primarily from the sale of investments. For the years ended December 31, 2025 and 2024, the Fund’s realized gains on investments were partially offset by a tax on capital gains, incurred due to the realization of certain investments that were held in a wholly-owned subsidiary that is treated as a corporation for tax purposes.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(31,919,829)	$(14,465,080)
Net change in unrealized appreciation (depreciation) on foreign currency translation	433	(46)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	182,643	(534,299)
Net change in unrealized appreciation (depreciation)	$(31,736,753)	$(14,999,425)

For the year ended December 31, 2025, the Fund recorded a decrease in the net change in unrealized appreciation (depreciation) during the period, primarily attributable to a decline in the fair value of one of the Fund’s broadly syndicated investments and, to a lesser extent, the performance of a small subset of underlying portfolio investments. The Fund also recorded a tax benefit for certain depreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which partially offset the net change in unrealized depreciation for the year.

For the year ended December 31, 2024, unrealized losses on the Fund’s debt investments grew and the improved financial performance of the Fund’s portfolio companies was offset primarily due to a markdown of one of the Fund’s portfolio companies. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further reduced the net change in unrealized depreciation for the year.

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

As of December 31, 2025, the Fund had one asset-based leverage facility and one revolving credit facility and as of December 31, 2024, the Fund had one asset-based leverage facility.

In order to finance certain investment transactions, the Fund may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Fund sells an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date. During the year ended December 31, 2025 and 2024, there were no short-term borrowings.

The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 and 2024, the Fund had an aggregate amount of $893.4 million and $868.4 million of debt outstanding and the Fund’s asset coverage ratio was 188% and 187%, respectively.

Cash as of December 31, 2025, taken together with the Fund’s $536.6 million of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from uncalled commitments is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

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

As of December 31, 2025, the Fund had $34.1 million in cash and $19.1 million in short-term liquid investments. During the year ended December 31, 2025, cash provided by operating activities was $22.4 million, primarily as a result of sales of investments and principal repayments, partially offset by funding portfolio investments. Cash used in financing activities was $22.1 million during the period, primarily as a result of net repayment of borrowings, distributions to investors and repurchased units, partially offset by capital called from investors.

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

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of December 31, 2025 and 2024.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

The following tables summarize total units issued and proceeds related to capital drawdowns for the years ended December 31, 2025 and 2024:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
October 28, 2024	2,487,562	25,000,000
November 19, 2024	2,786,070	28,000,000
Total capital drawdowns	8,776,551	$88,000,000

Distributions

The following tables summarize distributions declared for the years ended December 31, 2025 and 2024:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
July 2025	0.09	7,351,036	3,804,303
August 2025	0.10	8,309,181	4,319,107
September 2025	0.12	9,788,635	5,113,394
October 2025	0.11	9,091,918	4,908,288
November 2025	0.11	9,232,678	5,011,015
December 2025	0.26	21,673,177	11,860,662
	$1.31	$108,069,686	$56,555,740

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
October 2024	0.12	8,410,556	3,774,843
November 2024	0.11	8,317,477	3,834,646
December 2024	0.53	40,168,766	19,117,156
	$1.65	$118,342,863	$49,277,095

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

The following tables summarize the Unit repurchases completed during the years ended December 31, 2025 and 2024:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
September 26, 2025	2.50%	$9.47	September 30, 2025	$21,512,513	2,270,785	2.72% ⁽²⁾
December 29, 2025	2.50%	$9.29	December 31, 2025	$6,368,624	685,875	0.83% ⁽³⁾
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
(3)
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

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2025 and 2024, was $859.2 million and 6.40% and $758.6 million and 7.79%, respectively. The Fund’s weighted average interest rate paid as of December 31, 2025 and 2024 was 6.09% and 6.78%, respectively.

The Fund’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$1,000,000,000	$680,353,357	$680,353,357
Truist Senior Secured Revolving Credit Facility	430,000,000	213,000,000	213,000,000
Total	$1,430,000,000	$893,353,357	$893,353,357
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2025 the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

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

For additional information on the Fund’s borrowings, refer to “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of December 31, 2025 and 2024, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $256.2 million and $233.0 million, respectively.

In addition, the Fund was party to subscription agreements to fund equity investment commitments. As of December 31, 2025, the Fund had unfunded equity investment commitments of approximately $0.04 million. As of December 31, 2024 the Fund was not party to any subscription agreements to fund equity investment commitments.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of December 31, 2025, management is not aware of any pending or threatened material litigation.

Related-Party Transactions

The Fund has entered into a number of business relationships with affiliated or related parties, including the following:

•
Advisory Agreement;
•
Administration Agreement;
•
Transfer Agent Agreement;
•
Expense Limitation Agreement;
•
Administrative Agent Expense Allocation Agreement;
•
Affiliated investments;
•
Affiliated Unit Holder Investments; and
•
Placement Agent Agreement

In addition to the aforementioned agreements, the Fund, the Adviser, and certain of the Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 4. Expenses and Transactions with Affiliates.”

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 11. Subsequent Events.” for a summary of recent developments.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires the Fund to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. A critical accounting estimate made in accordance with GAAP involves a significant level of estimation uncertainty and has, or is likely to have, a material impact on the financial condition or results of operations of the Fund.

Fair Value Measurements

The Fund values its investments in accordance with ASC 820, Fair Value Measurement, which provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

The fair value measurement of an investment that is not publicly traded or that lacks readily available market prices or quotations involves a significant level of estimation uncertainty when the determination of fair value requires subjective judgements or the use of unobservable inputs. Subjective judgments include determining the appropriate valuation method (market, income, or cost approach) and associated technique and, as applicable, selecting market or investment specific events, transaction data, estimated cash flows, or market observation comparable investments. Subjective judgements for loan investments and illiquid debt securities may include selecting publicly-traded securities to compare factors such as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, and the markets in which the portfolio company does business to estimate a fair value. While the valuation method and technique selected seeks to maximize the use of observable inputs developed using market data and minimize the use of unobservable inputs for which market data is not available, many required inputs are often unobservable. Unobservable inputs are developed using the best available information when the valuation recommendation is prepared.

As the fair value measurement for substantially all of the Fund's investments is determined using subjective judgements and unobservable inputs, changes to the assumptions and estimates underlying the fair value measurements are reasonably likely to have a material impact on the financial condition and results of operations of the Fund. Information on valuation techniques and unobservable inputs used, including the impact to the valuation from a change in the input, for the fair value measurements of investments categorized as Level 3 in the fair value hierarchy is included in Note 6. Fair Value Measurements within the Fund's financial statements in Part II, Item 8.

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

As of December 31, 2025, 100% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statements of assets and liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49,919,893	$26,800,601	$23,119,292
Up 200 basis points	33,279,929	17,867,067	15,412,862
Up 100 basis points	16,639,964	8,933,534	7,706,430
Down 100 basis points	(16,639,964)	(8,933,534)	(7,706,430)
Down 200 basis points	(33,277,630)	(17,867,067)	(15,410,563)
Down 300 basis points	(45,553,316)	(26,800,601)	(18,752,715)

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Fidelity Private Credit Company LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidelity Private Credit Company LLC (the “Fund”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, borrowers, and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Boston, Massachusetts

March 23, 2026

We have served as the Fund’s auditor since 2022.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,677,854,551 and $1,590,134,722 as of December 31, 2025 and December 31, 2024, respectively)	$1,639,681,521	$1,583,881,521
Cash	34,121,577	33,804,984
Foreign cash (cost $9,485 and $14,073 as of December 31, 2025 and December 31, 2024, respectively)	9,557	13,914
Deferred financing costs	9,740,241	6,507,716
Receivables from sales and paydowns of investments	1,561,250	3,099,283
Interest receivable	13,682,396	14,127,573
Prepaid expenses and other assets	59,662	146,324
Total Assets	$1,698,856,204	$1,641,581,315
Liabilities
Debt	893,353,357	868,361,752
Due to custodian	—	155,575
Payable for purchases of investments	217,916	319,262
Payable for capital units repurchased	6,368,624	—
Interest payable	14,124,305	14,820,731
Management fee payable	815,967	797,625
Due to affiliates, net	63,719	188,679
Other accounts payable and accrued liabilities	1,198,351	1,391,913
Total Liabilities	$916,142,239	$886,035,537
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	821,416,367	763,124,223
Total distributable earnings (loss)	(38,702,402)	(7,578,445)
Total Net Assets	$782,713,965	$755,545,778
Total Liabilities and Net Assets	$1,698,856,204	$1,641,581,315
Net Asset Value per unit (84,305,051 and 78,091,599 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	$9.28	$9.68

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Investment Income
From non-controlled / non-affiliate investments
Interest income	$175,172,949	$178,460,495	$146,028,443
Dividend income	1,355,975	1,037,274	74,281
Other income	2,690,711	1,162,810	779,285
From non-controlled / affiliate investments
Dividend income	—	—	96,090
Total Investment Income	179,219,635	180,660,579	146,978,099
Expenses
Interest expense	62,637,110	65,529,121	55,697,195
Management fees	9,877,833	8,884,812	4,548,517
Administration fees	1,975,442	1,776,996	934,215
Custodian fees	5,627	2,744	2,019
Board of Directors’ fees	315,161	282,149	161,347
Professional fees	1,807,441	1,481,383	723,734
Other general and administrative expenses	926,502	668,488	621,532
Total Expenses Before Reductions	77,545,116	78,625,693	62,688,559
Expense support	(1,023,457)	(651,267)	(696,395)
Net Expenses	76,521,659	77,974,426	61,992,164
Net Investment Income (Loss) Before Taxes	102,697,976	102,686,153	84,985,935
Net change in provision (benefit) for income and excise taxes	179,902	147,964	—
Net Investment Income (Loss) After Taxes	102,518,074	102,538,189	84,985,935
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	4,705,506	327,060	804,231
Net realized gain (loss) on foreign currency transactions	157	(904)	—
Benefit (provision) for taxes on realized gain on investments	(292,034)	(237,455)	—
Net realized gain (loss)	4,413,629	88,701	804,231
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(31,919,829)	(14,465,080)	9,489,236
Net change in unrealized appreciation (depreciation) on foreign currency translation	433	(46)	—
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	182,643	(534,299)	—
Net change in unrealized appreciation (depreciation)	(31,736,753)	(14,999,425)	9,489,236
Net Realized and Change in Unrealized Gains (Losses)	(27,323,124)	(14,910,724)	10,293,467
Net Increase (Decrease) in Net Assets Resulting from Operations	$75,194,950	$87,627,465	$95,279,402

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,
	2025	2024	2023
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$102,518,074	$102,538,189	$84,985,935
Net realized gain (loss)	4,413,629	88,701	804,231
Net change in unrealized appreciation (depreciation)	(31,736,753)	(14,999,425)	9,489,236
Net increase (decrease) in net assets resulting from operations	75,194,950	87,627,465	95,279,402
Capital Activity:
Capital contributions	50,286,000	88,000,000	151,101,022
Distributions to Unit Holders	(105,751,849)	(105,369,381)	(85,027,749)
Distributions to Unit Holders from tax return of capital	(2,317,837)	(12,973,482)	—
Capital units repurchased	(46,798,817)	(26,107,687)	—
Reinvestment of distributions	56,555,740	49,277,095	51,168,034
Net increase (decrease) in net assets resulting from capital activity	(48,026,763)	(7,173,455)	117,241,307
Total increase (decrease) in net assets	27,168,187	80,454,010	212,520,709
Net assets, beginning of period	755,545,778	675,091,768	462,571,059
Net Assets, End of Period	$782,713,965	$755,545,778	$675,091,768

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$75,194,950	$87,627,465	$95,279,402
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(364,697,861)	(578,944,193)	(675,605,753)
Proceeds from sales of investments and principal repayments	313,515,111	363,628,397	62,264,593
Net proceeds (payments) from sales (purchases) of short-term securities	(15,863,203)	10,583,485	(13,807,906)
Net realized (gain) loss on investments	(4,705,506)	(327,060)	(804,231)
Net realized (gain) loss on foreign currency transactions	(157)	904	—
Net change in unrealized (appreciation) depreciation on investments	31,919,829	14,465,080	(9,489,236)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(433)	46	—
Payment-in-kind interest capitalized	(6,393,523)	(2,146,720)	—
Net accretion of discount and amortization of premium	(9,574,847)	(11,475,610)	(4,480,937)
Amortization of deferred financing costs	2,187,822	2,089,827	2,027,059
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	1,538,033	(3,099,283)	112,421
(Increase) decrease in interest receivable	445,177	(4,990,045)	(4,189,186)
(Increase) decrease in prepaid expenses and other assets	86,662	(73,227)	(73,097)
Increase (decrease) in due to custodian	(155,575)	(931,648)	1,087,223
Increase (decrease) in payable for purchases of investments	(101,346)	188,884	130,378
Increase (decrease) in interest payable	(696,426)	(1,069,384)	11,927,221
Increase (decrease) in management fee payable	18,342	98,402	699,223
Increase (decrease) in due to affiliates, net	(124,960)	48,705	135,813
Increase (decrease) in other accounts payable and accrued liabilities	(193,562)	889,676	477,446
Net Cash Provided by (Used in) Operating Activities	22,398,527	(123,436,299)	(534,309,567)
Cash Flows from Financing Activities:
Payment of financing costs	(5,420,347)	(1,244,653)	(4,599,022)
Capital contributions	50,286,000	88,000,000	151,101,022
Repurchased units	(40,430,192)	(26,107,687)	—
Capital distributions	(51,513,946)	(74,947,317)	(27,978,166)
Proceeds from borrowings	248,400,000	125,370,806	422,000,000
Repayment of borrowings	(223,408,395)	—	(62,846,018)
Net Cash Provided by (Used in) Financing Activities	(22,086,880)	111,071,149	477,677,816
Net increase (decrease) in Cash and Foreign cash	311,647	(12,365,150)	(56,631,751)
Effect of foreign currency exchange rates changes on cash	589	(10,004)	—
Cash and Foreign cash, beginning of the period	33,818,898	46,194,052	102,825,803
Cash and Foreign cash, End of the Period	$34,131,134	$33,818,898	$46,194,052
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$56,555,740	$49,277,095	$51,168,034
Reinvestment of distributions	$(56,555,740)	$(49,277,095)	$(51,168,034)
Non-cash purchases of payment-in-kind securities	$6,393,523	$2,146,720	$—
Non-cash interest income from payment-in-kind securities	$(6,393,523)	$(2,146,720)	$—
Cash paid for state and federal taxes	$537,900	$8,724	$—
Cash paid for interest expense	$61,145,714	$64,508,678	$41,742,915

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
Penn Quarter Partners, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.82%	8/25/2031	3,731,558	$3,686,985	$3,684,914
Penn Quarter Partners, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/25/2031	-	(16,543)	(17,536)
Penn Quarter Partners, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/25/2031	-	(16,531)	(17,536)
						3,653,911	3,649,842	0.47%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR + 4.75%	8.74%	5/3/2029	8,164,113	8,008,154	8,164,113
Cadence - Southwick, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.60%	5/3/2028	2,058,252	2,002,109	2,058,252
Tex-Tech Industries Inc (j)(l)	Term Loan	SOFR + 4.75%	8.48%	1/13/2031	708,929	702,732	708,929
Tex-Tech Industries Inc (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	1/13/2031	95,238	94,366	95,238
Tex-Tech Industries Inc (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.48%	1/13/2031	36,508	35,429	36,508
Tighitco Inc (i)(l)(q)	Term Loan	SOFR + 6.00%	10.04%	2/28/2030	8,725,275	8,611,882	8,672,923
Tighitco Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.94%	2/28/2030	714,286	700,240	707,692
						20,154,912	20,443,655	2.60%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(m)(q)	Term Loan	SOFR + 5.75%	9.57%	11/27/2030	157,760	155,726	154,605
Dynamic Connections, Ltd (i)(l)(m)(p)	Term Loan	CORRA + 5.75%	8.30%	11/27/2030	515,349	362,777	368,710
Dynamic Connections, Ltd (f)(i)(m)(q)	Delayed Draw Term Loan	-	-	11/27/2030	-	(4,277)	(6,928)
Dynamic Connections, Ltd (f)(i)(m)(q)	Revolving Credit Facility	-	-	11/27/2030	-	(1,425)	(2,309)
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR + 4.75%	8.57%	11/23/2028	15,093,000	14,791,792	15,093,000
Pla Buyer, LLC (i)(l)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.79%	11/22/2029	16,676,000	16,401,276	15,725,468
Pla Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.79%	11/22/2029	1,000,000	966,550	880,000
R1 Holdings, LLC (i)(l)	Term Loan	SOFR + 6.25%	9.95%	12/29/2028	21,470,950	21,094,396	21,063,002
R1 Holdings, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	9.96%	12/29/2028	2,449,936	2,384,786	2,403,388

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
R1 Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.02%	12/29/2028	4,855,204	$4,768,761	$4,752,036
STG Distribution LLC (h)(m)(q)	Term Loan	SOFR + 8.40% (7.25% PIK)	12.34%	10/3/2029	17,953,124	17,189,262	16,642,546
STG Distribution LLC (h)(m)(q)	Term Loan	SOFR + 7.65% (6.50% PIK)	11.59%	10/3/2029	38,664,397	38,664,397	4,446,406
						116,774,021	81,519,924	10.42%
Application Software
ACP Avenu Midco LLC (i)(l)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	18,375,000	18,022,459	18,375,000
ACP Avenu Midco LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	(115,665)	-
ACP Avenu Midco LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.74%	10/2/2029	4,678,379	4,617,862	4,678,379
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	464,491	460,452	464,491
ACP Avenu Midco LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2029	-	(1,673)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	13,965,000	13,836,720	13,965,000
ACP Falcon Buyer Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.49%	8/1/2029	23,300,916	22,829,209	23,300,916
ACP Falcon Buyer Inc (f)(i)(q)	Revolving Credit Facility	-	-	8/1/2029	-	(117,821)	-
Alegeus Technologies Holdings Corp (i)(l)(q)	Term Loan	SOFR + 6.50%	10.34%	11/5/2029	26,953,418	26,403,723	26,791,698
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)(q)	Term Loan	SOFR + 4.75%	8.61%	12/9/2029	31,078,536	30,465,125	31,078,536
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	12/9/2028	-	(54,508)	-
Cytracom LLC (i)(l)	Term Loan	SOFR + 6.00%	9.72%	6/28/2027	3,426,966	3,408,536	3,406,404
Cytracom LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.72%	6/28/2027	659,213	654,942	654,906
Cytracom LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/28/2027	-	(2,814)	(3,371)
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR + 6.00%	9.72%	3/1/2028	20,874,167	20,681,696	20,686,300
Lightspeed Solutions, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.72%	3/1/2028	1,376,764	1,375,664	1,364,373
Prism Parent Co Inc. (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	9/16/2028	1,474,000	1,453,241	1,474,000
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.73%	9/16/2028	30,804,129	30,477,893	30,804,129
Routeware, Inc (i)(l)	Term Loan	SOFR + 5.25%	8.95%	9/18/2031	9,545,455	9,463,052	9,497,727
Routeware, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.06%	9/18/2031	579,545	557,687	576,648
Routeware, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	8.98%	9/18/2031	204,545	196,122	199,432

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$184,611,902	$187,314,568	23.92%
Automotive Parts & Equipment
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR + 5.25% (2.75% PIK)	9.09%	8/31/2028	26,426,762	26,148,354	21,194,263
Arrowhead Holdco Company (j)(q)	Delayed Draw Term Loan	SOFR + 5.25% (2.75% PIK)	9.09%	8/31/2028	2,413,403	2,413,403	1,935,549
						28,561,757	23,129,812	2.96%
Building Products
Tgnl Purchaser LLC (i)(q)	Term Loan	SOFR + 4.50%	8.22%	6/25/2031	824,586	814,961	824,586
Tgnl Purchaser LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/25/2031	-	(1,896)	-
						813,065	824,586	0.11%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	4/9/2030	355,078	350,380	334,484
BPCP Craftsman Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/9/2030	-	(3,028)	(23,765)
BPCP Craftsman Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/9/2030	-	(2,019)	(9,098)
						345,333	301,621	0.04%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Term Loan	SOFR + 5.50%	9.19%	6/29/2027	33,947,127	33,764,002	33,947,127
						33,764,002	33,947,127	4.34%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)	Term Loan	SOFR + 4.75%	8.57%	11/1/2030	7,185,484	7,109,425	7,142,371
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/1/2030	-	(12,228)	(7,258)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	11/1/2030	-	(20,410)	-
Benefit Plan Administrators of Eau Claire, LLC (j)(q)	Term Loan	SOFR + 4.75%	8.57%	11/1/2030	992,500	981,542	986,545
Cub Financing Intermediate, LLC (k)(l)	Term Loan	SOFR + 4.75%	8.42%	6/28/2030	5,074,653	5,033,991	5,074,653
Cub Financing Intermediate, LLC (k)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.54%	6/28/2030	2,358,681	2,331,663	2,358,681
						15,423,983	15,554,992	1.99%
Diversified Support Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
All-Lift Systems, LLC (i)(l)(q)	Term Loan	SOFR + 6.25%	10.07%	9/19/2028	12,707,877	$12,591,139	$12,580,798
All-Lift Systems, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.07%	9/19/2028	308,219	289,546	287,671
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.32%	6/1/2027	15,458,500	15,305,774	14,561,907
American Trailer Rental Group, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	6/1/2027	14,588,284	14,585,576	13,742,163
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.57%	6/1/2027	19,024,292	18,804,353	17,977,956
Eversmith Brands Intermediate Holding Company (i)(l)	Term Loan	SOFR + 5.00%	8.84%	6/17/2030	521,471	515,245	521,471
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	6/17/2030	323,309	319,399	323,309
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Revolving Credit Facility	-	-	6/17/2030	-	(1,155)	-
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	-	-	6/17/2030	-	(9,205)	-
Hy-Tek Opco, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.17%	9/19/2028	16,796,919	16,642,757	16,326,606
Hy-Tek Opco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2028	-	(28,812)	(88,961)
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	8.72%	11/1/2029	12,343,453	12,193,915	12,306,423
Identiti Resources LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/1/2029	5,060,255	4,999,432	5,045,074
Identiti Resources LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.72%	11/1/2029	229,813	209,254	224,509
Identiti Resources LLC (i)(q)	Term Loan	SOFR + 5.00%	8.72%	11/1/2029	325,331	320,846	324,355
Mri Acquisitions, Inc (i)(l)(q)	Term Loan	SOFR + 6.25%	10.07%	7/1/2026	32,479,999	32,378,322	31,050,879
Mri Acquisitions, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.07%	7/1/2026	666,667	659,453	556,667
National Power, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.47%	10/20/2029	1,361,904	1,350,940	1,356,457
National Power, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/20/2029	-	(3,223)	(1,674)
National Power, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/20/2029	-	(2,881)	(1,494)
Perimeter Solutions Group, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.42%	10/2/2030	11,946,369	11,821,834	11,826,905
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.43%	10/2/2030	3,332,505	3,294,799	3,296,486
Perimeter Solutions Group, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2030	-	(43,972)	(42,608)
Perimeter Solutions Group, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.44%	10/2/2030	2,809,672	2,774,697	2,781,576
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2030	-	(11,119)	(6,705)
						148,956,914	144,949,770	18.52%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electrical Components & Equipment
Luminii LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.67%	3/21/2030	6,653,022	$6,565,585	$6,633,063
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	3/21/2030	1,373,626	1,345,637	1,367,033
Luminii LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/21/2030	-	(13,954)	(3,297)
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	3/21/2030	-	(9,913)	-
Warshaw Opco LLC (i)(q)	Term Loan	SOFR + 6.00%	9.67%	3/27/2030	741,446	731,683	680,647
Warshaw Opco LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.67%	3/27/2030	66,610	63,577	47,251
						8,682,615	8,724,697	1.12%
Electronic Components
Aep Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR + 6.50% (4.75% PIK)	10.49%	10/5/2027	25,072,305	24,748,731	23,292,171
Aep Passion Intermediate Holdings, Inc. (i)(q)	Delayed Draw Term Loan	SOFR + 6.50% (4.75% PIK)	10.49%	10/5/2027	1,388,388	1,371,739	1,289,813
Aep Passion Intermediate Holdings, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50% (4.75% PIK)	10.49%	10/5/2027	593,537	571,808	469,588
Eds Buyer, LLC (i)(l)	Term Loan	SOFR + 4.50%	8.17%	1/10/2029	898,784	886,379	898,784
Eds Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/10/2029	-	(1,088)	-
						27,577,569	25,950,356	3.31%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.96%	11/4/2030	22,183,120	21,900,417	22,116,570
Principal Lighting Group Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/4/2030	-	(37,769)	(9,319)
						21,862,648	22,107,251	2.83%
Environmental & Facilities Services
Dragonfly Pond Works (i)(q)	Term Loan	SOFR + 5.25%	8.92%	8/16/2030	2,955,586	2,919,250	2,955,586
Dragonfly Pond Works (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.99%	8/16/2030	3,195,792	3,167,651	3,195,792
Dragonfly Pond Works (f)(i)(q)	Revolving Credit Facility	-	-	8/16/2030	-	(10,165)	-
Scp Mechanical Services Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.57%	8/20/2031	6,713,942	6,633,951	6,713,942
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/20/2031	-	(16,948)	-
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/20/2031	-	(39,574)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$12,654,165	$12,865,320	1.65%
Health Care Facilities
Infusion Services Management LLC (i)(l)	Term Loan	SOFR + 6.50%	10.37%	7/7/2028	18,614,825	18,292,653	18,614,825
Infusion Services Management LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.50%	10.35%	7/7/2028	7,032,689	6,947,342	7,032,689
Infusion Services Management LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.30%	7/7/2028	1,674,554	1,632,051	1,674,554
Infusion Services Management LLC (i)(q)	Term Loan	SOFR + 6.00%	9.87%	7/7/2028	4,754,630	4,690,375	4,754,630
						31,562,421	32,076,698	4.10%
Health Care Services
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.97%	7/2/2031	20,043,334	19,787,667	20,003,247
Ab Centers Acquisition Corporation (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.97%	7/2/2031	1,314,486	1,283,383	1,311,857
Ab Centers Acquisition Corporation (f)(j)(q)	Revolving Credit Facility	-	-	7/2/2031	-	(23,427)	(3,681)
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.97%	7/2/2031	992,500	988,197	990,515
Bebright Mso, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.42%	6/3/2030	9,517,823	9,442,254	9,517,823
Bebright Mso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	6/3/2030	7,640,203	7,580,272	7,640,203
Bebright Mso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/3/2030	-	(15,077)	-
Bebright Mso, LLC (i)(q)	Term Loan	SOFR + 5.25%	8.92%	6/3/2030	90,682	89,833	90,500
Bebright Mso, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	6/3/2030	-	(3,813)	-
Behavioral Framework LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.64%	11/20/2031	11,280,161	11,168,999	11,167,359
Behavioral Framework LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.47%	11/20/2031	1,818,700	1,799,385	1,799,050
Behavioral Framework LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/20/2031	-	(15,786)	(16,086)
CareRing Health, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.82%	5/4/2028	6,500,949	6,489,059	6,312,422
CareRing Health, LLC (j)(l)	Term Loan	SOFR + 6.00%	9.82%	5/4/2028	27,951,724	27,639,822	27,141,124
Dpt Management, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.22%	12/18/2027	1,782,000	1,769,760	1,694,682
Dpt Management, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/18/2027	-	(2,744)	(20,417)
Dpt Management, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.22%	12/18/2027	189,167	187,516	176,917
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.91%	1/3/2029	8,886,364	8,757,463	8,886,364

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	1/3/2029	-	$(34,642)	$-
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR + 5.00%	9.12%	1/3/2029	37,640,612	37,091,946	37,640,612
Future Care Associates LLC (i)(l)	Term Loan	SOFR + 5.25%	9.07%	12/30/2028	29,100,000	28,671,948	29,100,000
Future Care Associates LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	12/30/2028	24,465,000	24,115,384	24,465,000
Future Care Associates LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/30/2028	-	(64,045)	-
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	12/15/2028	6,547,500	6,433,953	6,423,098
Houseworks Holdings, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	12/15/2028	24,312,500	23,896,311	23,850,563
Houseworks Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.20%	12/15/2028	3,214,343	3,125,923	3,108,130
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.17%	12/15/2028	43,188,567	42,404,925	42,367,984
Lifecare Intermediate II, LLC (i)(l)(m)(q)	Term Loan	SOFR + 5.00%	8.86%	5/20/2030	3,000,000	2,970,015	2,970,000
Lifecare Intermediate II, LLC (f)(i)(m)(q)	Delayed Draw Term Loan	-	-	5/20/2030	-	(9,994)	(10,000)
Lifecare Intermediate II, LLC (i)(m)(q)	Term Loan	SOFR + 5.00%	8.67%	5/20/2030	1,000,000	990,005	990,000
NE Ortho Management Services, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/13/2030	-	(40,206)	(48,465)
NE Ortho Management Services, LLC (f)(i)(q)	Revolving Credit Facility	Prime + 4.00%	10.75%	12/13/2030	484,653	474,620	472,536
NE Ortho Management Services, LLC (i)(l)	Term Loan	SOFR + 5.00%	8.67%	12/13/2030	5,211,026	5,143,559	5,132,860
NE Ortho Management Services, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	12/13/2030	2,423,263	2,392,556	2,386,914
The Smilist Dso, LLC (i)(l)	Term Loan	SOFR + 6.00%	9.67%	4/4/2029	20,929,403	20,594,098	20,929,403
The Smilist Dso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2029	-	(16,979)	-
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	4/4/2029	4,544,101	4,472,923	4,544,101
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	4/4/2029	5,658,347	5,568,580	5,658,347
The Smilist Dso, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.93%	4/4/2029	831,878	824,248	827,719
Tiger Healthcare Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.50% (0.50% PIK)	10.17%	2/27/2030	73,761	72,144	67,498
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.17%	2/27/2030	2,459,912	2,417,910	2,324,616
Tiger Healthcare Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.17%	2/27/2030	1,125,000	1,089,014	1,001,250
Together Womens Health, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	8/26/2031	9,426,923	9,314,362	9,309,087
Together Womens Health, LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	8/26/2031	1,205,769	1,146,081	1,142,620

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Together Womens Health, LLC (f)(j)(q)	Revolving Credit Facility	-	-	8/26/2031	-	$(19,427)	$(20,604)
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.07%	12/12/2028	33,353,450	32,972,540	33,353,450
VIP Medical US Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/12/2028	-	(77,339)	-
VIP Medical US Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	12/12/2028	7,986,500	7,902,011	7,986,500
VIP Medical US Buyer, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.33%	12/12/2028	500,000	495,012	500,000
						361,240,199	363,165,098	46.44%
Health Care Supplies
C2dx, Inc (i)(l)	Term Loan	SOFR + 5.50%	9.32%	3/19/2030	516,229	510,316	509,002
C2dx, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.32%	3/19/2030	33,898	32,442	32,000
C2dx, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	3/19/2030	333,432	329,724	328,717
Premier Dental Products Company LLC (i)(l)	Term Loan	SOFR + 5.00%	8.67%	1/31/2031	3,101,563	3,060,559	3,008,516
Premier Dental Products Company LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	1/31/2031	-	(7,981)	(28,125)
Premier Dental Products Company LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/31/2031	-	(8,048)	(18,750)
						3,917,012	3,831,360	0.49%
Health Care Technology
Harmony Hit US Holdings Inc (i)(l)(q)	Term Loan	SOFR + 5.00%	8.72%	12/3/2030	17,278,695	17,093,109	17,157,744
Harmony Hit US Holdings Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	12/3/2030	-	(18,552)	(2,698)
Harmony Hit US Holdings Inc (f)(i)(q)	Revolving Credit Facility	-	-	12/3/2030	-	(31,131)	(21,174)
Pillr Health Intermediate II, LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.42%	12/31/2031	380,958	342,879	342,862
Pillr Health Intermediate II, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	12/31/2031	15,862,828	15,704,256	15,704,199
Pillr Health Intermediate II, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	12/31/2031	-	(31,732)	(31,746)
						33,058,829	33,149,187	4.24%
Industrial Machinery & Supplies & Components
Double E Company, LLC (i)(l)	Term Loan	SOFR + 6.25% (2.25% PIK)	10.07%	6/21/2028	16,185,772	16,090,689	14,907,096
Double E Company, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.07%	6/21/2028	1,321,586	1,321,586	1,133,656
Double E Company, LLC (i)(q)	Term Loan	SOFR + 6.25% (2.25% PIK)	10.07%	6/21/2028	666,202	648,707	613,572

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
La-Co Industries, Inc (i)(l)	Term Loan	SOFR + 5.00%	8.67%	7/2/2030	9,030,181	$8,921,611	$9,012,120
La-Co Industries, Inc (f)(i)(q)	Revolving Credit Facility	-	-	7/2/2030	-	(8,635)	(1,521)
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	10.82%	1/9/2029	35,672,824	35,142,424	35,672,824
Lake Air Products, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.82%	1/9/2029	1,000,000	922,830	1,000,000
						63,039,212	62,337,747	7.95%
Insurance Brokers
Knight AcquireCo, LLC (k)(l)(q)	Term Loan	SOFR + 4.50%	8.37%	11/7/2032	5,608,966	5,581,369	5,580,921
Knight AcquireCo, LLC (f)(k)(q)	Delayed Draw Term Loan	-	-	11/7/2032	-	(4,573)	(4,674)
						5,576,796	5,576,247	0.71%
IT Consulting & Other Services
Cait Intermediate, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	10/8/2030	13,479,730	13,317,468	13,311,233
Cait Intermediate, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/8/2030	-	(18,141)	(19,003)
Digital Experience Services, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.20%	4/25/2030	1,150,962	1,135,610	1,144,056
Digital Experience Services, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.74%	4/25/2030	466,346	455,808	463,548
Digital Experience Services, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/25/2030	-	(2,497)	(1,154)
Insight Technology Operation LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	3/31/2031	853,364	841,780	853,364
Insight Technology Operation LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/31/2031	-	(1,643)	-
						15,728,385	15,752,044	2.02%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	9/26/2031	8,633,906	8,550,475	8,547,567
Ecir Intermediate II LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	9/26/2031	-	(19,731)	(20,608)
Ecir Intermediate II LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/26/2031	-	(9,860)	(10,304)
Wci-Bxc Purchaser, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/6/2030	-	(96,582)	(53,899)
Wci-Bxc Purchaser, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.62%	11/6/2031	23,041,132	22,581,742	22,833,761
Woven Health Collective, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.86%	10/23/2028	13,891,395	13,825,810	13,821,938
Woven Health Collective, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/23/2028	-	(20,352)	(21,705)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Woven Health Collective, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.73%	10/23/2028	260,464	$252,318	$251,782
						45,063,820	45,348,532	5.79%
Office Services & Supplies
Mse Supplies, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.07%	8/14/2030	5,697,115	5,615,509	5,492,019
Mse Supplies, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.08%	8/14/2030	663,462	643,755	611,538
						6,259,264	6,103,557	0.78%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)(q)	Term Loan	SOFR + 7.25% (5.50% PIK)	11.12%	10/18/2029	972,323	955,354	819,666
CCI Prime, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 7.25% (5.50% PIK)	11.12%	10/18/2029	344,863	339,148	290,720
CCI Prime, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.25%	11.12%	10/18/2029	2,450,000	2,392,999	1,900,500
Midas Foods International LLC (i)(q)	Term Loan	SOFR + 6.25%	9.97%	4/30/2029	558,948	551,560	553,918
Midas Foods International LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	9.97%	4/30/2029	487,377	480,508	482,990
Midas Foods International LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/30/2029	-	(2,199)	(1,475)
Midas Foods International LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/30/2029	-	(8,603)	(6,870)
Nutrail Acquisitionco, LLC (i)(q)	Term Loan	SOFR + 6.00%	9.67%	5/23/2030	702,788	693,246	702,788
Nutrail Acquisitionco, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/23/2030	-	(1,361)	-
Nutrail Acquisitionco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/23/2030	-	(2,290)	-
Sabrosura Foods, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.84%	8/22/2029	32,778,861	32,398,523	32,221,621
Sabrosura Foods, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.84%	8/22/2029	154,813	129,346	111,222
Sabrosura Foods, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.84%	8/22/2029	4,139,931	4,049,556	4,002,829
SCP Baked Goods Holdings, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.42%	5/1/2031	639,643	632,338	639,003
SCP Baked Goods Holdings, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/1/2031	-	(1,493)	-
SCP Baked Goods Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/1/2031	-	(994)	(89)
Shf Holdings, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.17%	1/22/2030	17,475,652	17,253,440	17,475,652
Shf Holdings, Inc (f)(i)(q)	Revolving Credit Facility	-	-	1/22/2030	-	(28,972)	-
						59,830,106	59,192,475	7.54%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
ACP Packaging IntermediateCo, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.92%	10/22/2031	21,104,592	$20,795,690	$20,788,023
ACP Packaging IntermediateCo, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/22/2031	-	(52,693)	(54,405)
Bron Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.77%	1/13/2029	32,092,500	31,616,028	32,092,500
Bron Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.70%	1/13/2029	750,000	685,884	750,000
Currier Plastics Acquisition, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.47%	9/19/2031	6,187,500	6,112,945	6,110,156
Currier Plastics Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	9/19/2031	-	(28,030)	(29,370)
Currier Plastics Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2031	-	(23,068)	(23,923)
Currier Plastics Acquisition, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.48%	9/19/2031	6,149,194	6,072,722	6,072,329
Currier Plastics Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.47%	9/19/2031	5,846,774	5,810,459	5,773,690
Firmapak Intermediary LLC (i)(q)	Term Loan	SOFR + 5.50%	9.22%	2/4/2031	578,958	572,559	578,958
Firmapak Intermediary LLC (f)(i)(q)	Revolving Credit Facility	-	-	2/4/2031	-	(1,482)	-
Firmapak Intermediary LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.22%	2/4/2031	232,340	229,336	232,340
Soteria Flexibles Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	8/15/2029	7,214,219	7,157,044	7,214,219
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.17%	8/15/2029	15,110,618	14,854,292	15,110,618
Soteria Flexibles Corporation (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.19%	8/15/2029	923,032	832,810	923,032
						94,634,496	95,538,167	12.21%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR + 7.00%	10.97%	12/21/2028	43,716,438	42,357,741	43,716,438
Alcami Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 7.00%	10.83%	12/21/2028	3,931,615	3,815,556	3,931,615
Alcami Corporation (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.83%	12/21/2028	1,560,274	1,364,605	1,560,274
						47,537,902	49,208,327	6.28%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.17%	7/16/2030	4,016,920	3,969,786	4,016,920
NAM Acquisition Co LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	7/16/2030	963,855	948,473	963,855
NAM Acquisition Co LLC (f)(j)(q)	Revolving Credit Facility	-	-	7/16/2030	-	(5,497)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
RPX Corporation (i)(q)	Term Loan	SOFR + 5.50%	9.25%	8/2/2030	9,068,878	$8,958,023	$9,068,878
RPX Corporation (f)(i)(q)	Revolving Credit Facility	-	-	8/2/2030	-	(9,405)	-
RPX Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.23%	8/2/2030	2,000,000	1,980,132	2,000,000
						15,841,512	16,049,653	2.05%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.35%	12/23/2027	1,472,393	1,472,393	1,441,718
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	14,171,779	14,085,986	14,030,061
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.35%	12/23/2028	2,136,810	2,136,810	2,115,442
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	33,980,124	33,596,328	33,640,323
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.35%	12/23/2028	4,869,565	4,816,912	4,820,870
						56,108,429	56,048,414	7.15%
Specialized Consumer Services
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR + 5.00%	8.67%	6/13/2031	16,104,607	15,970,551	15,943,561
Mustang Prospects Purchaser LLC (j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.72%	6/13/2031	3,789,319	3,752,543	3,751,426
Mustang Prospects Purchaser LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 5.00%	8.72%	6/13/2031	473,665	455,093	449,982
Mustang Prospects Purchaser LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.72%	6/13/2031	558,178	549,272	550,374
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.27%	12/22/2029	8,032,787	7,885,785	8,032,787
Quick Roofing Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.27%	12/22/2029	1,700,000	1,555,949	1,700,000
Quick Roofing Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.27%	12/22/2029	2,940,449	2,888,180	2,940,449
Quick Roofing Acquisition, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.27%	12/22/2029	490,000	483,935	490,000
Quick Roofing Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.27%	12/22/2029	20,152	16,008	20,152
Roofing Services Solutions LLC (i)(l)	Term Loan	SOFR + 5.75%	9.57%	11/27/2029	10,312,500	10,185,444	10,065,000
Roofing Services Solutions LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	11/27/2029	6,207,083	6,131,288	6,058,113
Roofing Services Solutions LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.46%	11/27/2029	2,229,167	2,191,865	2,154,167
Scp Wqs Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	8.92%	10/2/2029	4,274,468	4,207,397	4,274,468
Scp Wqs Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	10/2/2029	8,002,435	7,874,875	8,002,435

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Scp Wqs Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	$(57,112)	$-
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.60%	5/6/2029	1,876,190	1,852,467	1,853,676
Solid Ground Solutions Acquisitions Inc (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.60%	5/6/2029	2,370,833	2,342,054	2,342,383
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Revolving Credit Facility	-	-	5/6/2029	-	(7,030)	(7,143)
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.00%	9.04%	5/6/2029	997,500	986,099	985,530
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	5/6/2029	-	(36,202)	(33,387)
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.00%	8.62%	5/6/2029	193,548	191,134	191,226
Trutemp Acquisition LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.82%	8/26/2031	3,597,624	3,546,051	3,543,660
Trutemp Acquisition LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/26/2031	-	(20,453)	(21,694)
Trutemp Acquisition LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/26/2031	-	(51,166)	(54,236)
Unified Service Partners, LLC (i)(q)	Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	358,057	353,337	297,188
Unified Service Partners, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	305,115	301,147	253,246
Unified Service Partners, LLC (i)(q)	Revolving Credit Facility	SOFR + 8.00%	11.60%	4/14/2030	89,286	88,116	74,107
USW Buyer, LLC (i)(q)	Term Loan	SOFR + 6.25% (5.00% PIK)	10.02%	11/3/2028	15,553,849	15,384,374	14,978,356
USW Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25% (5.00% PIK)	10.02%	11/3/2028	14,701,870	14,547,573	14,157,901
USW Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.02%	11/3/2028	3,030,000	2,979,105	2,845,000
						106,547,679	105,838,727	13.53%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2031	-	(1,627)	-
Penta Fine Ingredients, Inc. (i)(q)	Term Loan	SOFR + 5.00%	8.72%	4/4/2031	853,632	842,050	853,632
						840,423	853,632	0.11%
Trading Companies & Distributors
All States Ag Parts LLC (i)(l)(q)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.43%	9/1/2026	23,857,570	23,728,445	23,094,128
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR + 5.00%	8.82%	8/22/2028	26,625,134	26,348,616	26,625,134
Belt Power Holdings LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	8/22/2028	6,177,533	6,131,196	6,177,533
Belt Power Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/22/2028	-	(31,515)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 5.75%	9.42%	9/30/2029	1,983,817	$1,960,173	$1,983,817
Erosion Intermediate Holdings LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.43%	9/30/2029	3,072,321	3,026,456	3,072,321
Erosion Intermediate Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/30/2029	-	(15,132)	-
Mobotrex, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.67%	6/7/2031	7,413,510	7,313,269	7,331,961
Mobotrex, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.68%	6/7/2031	175,191	158,011	160,738
Mobotrex, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/7/2031	557,371	533,503	537,911
						69,153,022	68,983,543	8.80%
Total First Lien Debt						1,639,776,304	1,600,336,929	204.59%
Unsecured Debt
Specialized Consumer Services
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	5/3/2029	53,475	53,475	45,079
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	12/31/2029	32,085	32,085	25,706
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	12/31/2029	42,780	42,780	32,846
						128,340	103,631	0.01%
Total Unsecured Debt						128,340	103,631	0.01%
Equity
Aerospace & Defense
Hitco Parent LLC (o)	Class A Units				8,723	109,890	129,883
						109,890	129,883	0.02%
Air Freight & Logistics
REP RO COINVEST IV-A, L.P. (m)(o)	Equity Units				800,000	800,000	240,000
Scp 3pl Topco, LLC (m)(o)	Common Units				69	346	-
Scp 3pl Topco, LLC (m)(o)	Class B Units				7	6,580	4,778
						806,926	244,778	0.03%
Building Products
Tgnl Topco LP (o)	Common Units				5,525	5,525	7,403

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$5,525	$7,403	0.00%
Construction & Engineering
BPCP Craftsman Holdings, LLC (o)	Class A Units				16	15,686	5,746
						15,686	5,746	0.00%
Diversified Support Services
Hy-Tek Holdings, LLC (o)	Common Units				61	147,217	120,181
Hy-Tek Holdings, LLC (o)	Series A Preferred Units				61	61,287	61,287
Identiti Holdings LLC (o)	Class A Units				115,875	115,875	253,766
Klc Fund 1022-Ci-A LP (m)(o)	Equity Interest					752,670	1,208,250
Perimeter Solutions Holdings, LP (o)	Common Units				133,274	139,672	151,932
						1,216,721	1,795,416	0.23%
Electrical Components & Equipment
Warshaw Holdings, LLC (o)	Common Units				17	8,432	-
Warshaw Holdings, LLC (o)	Series A Preferred Units				17	8,432	7,661
						16,864	7,661	0.00%
Electronic Components
AdvancedPCB Parent, L.P. (o)	Class A Units				1,500	1,500,000	-
AdvancedPCB Parent, L.P. (o)	Class C Units				76	38,419	-
AdvancedPCB Parent, L.P. (o)	Class C Units				430	154,957	-
						1,693,376	-	0.00%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (o)	Class A Units				131,272	131,272	202,159
Erosion Holdings, LLC (o)	Class A Units				134	133,930	88,241
						265,202	290,400	0.04%
Health Care Services
Dpt Management, LLC (o)	Preferred Units				10,753	33,333	19,140

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
NE Ortho Holdings, LLC (o)	Class B Membership Units				80	$79,511	$205,086
Personal Care (Itc) Holdings, LLC (o)	Class A Units				187,961	1,879,621	1,253,700
Tiger Healthcare Holdings, LLC (o)	Class A Interest				97,500	125,000	1
VIP Medical Holdings, LLC (o)	Class A Units				1,000,000	10	2,030,000
VIP Medical Holdings, LLC (o)	Series A Preferred Units				455,593	455,593	455,593
						2,573,068	3,963,520	0.51%
Health Care Technology
Pillr Health Holdings, LP (m)(o)	Class B Preferred Units				128	127,712	127,710
Pillr Health Holdings, LP (m)(o)	Common Units				12,771	-	-
						127,712	127,710	0.02%
Human Resource & Employment Services
Fca Partners LLC (m)(o)	Common Units				839,085	4	8
Fca Partners LLC (m)(o)	Class A Preferred Units				839,085	839,085	436,324
						839,089	436,332	0.06%
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)	Class A Common Units				1,000	1,000,000	265,030
Double E Equity, L.P. (m)(o)	Class A Preferred Units				124	124,465	136,690
Endurance PT Technology Holdings LLC (o)	Common Units				611	61,117	299,363
Endurance PT Technology Holdings LLC (o)	Preferred Units				550	550,052	579,005
Lake Air Products Aggregator LLC (m)(o)	Common Units				1,000,000	1,000,000	970,000
						2,735,634	2,250,088	0.28%
Insurance Brokers
Knight Holdings, LP (m)(o)	Class A-1 Units				16,204	162,037	162,037
						162,037	162,037	0.02%
IT Consulting & Other Services
Insight Technology Enterprises LLC (o)	Preferred Units				9,657	15,576	15,837

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$15,576	$15,837	0.00%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (m)(o)	Class A-1 Units				243,103	274,779	294,154
Wci-Bxc Investment Holdings LP (m)(o)	Equity Interest					608,645	650,676
						883,424	944,830	0.12%
Office Services & Supplies
Mse Acquisitions Inc (o)	Series A Preferred Stock				288	288,462	172,286
						288,462	172,286	0.02%
Packaged Foods & Meats
Cci Prime Holdings, LLC (o)	Series A Preferred Units				92	92,025	-
Cci Prime Holdings, LLC (m)(o)	Series AA Preferred Units				8	7,636	6,414
Et-Harvest Investment Aggregator, LP (o)	Class A Units				17,341	17,341	22,543
Mfi Group Holdings LLC (o)	Class A Units				19	19,393	19,678
Sabrosura Super Holdings LLC (o)	Class A Interests				323,750	388,500	265,475
						524,895	314,110	0.03%
Paper & Plastic Packaging Products & Materials
Acp Flexibles I LP (m)(o)	Equity Interest					191,571	145,594
Bron Holdings, LLC (o)	Class A Units				1,227	1,227,273	1,232,609
Currier Plastics Holdings, LLC (o)	Class B Units				273,422	3	49,216
Currier Plastics Holdings, LLC (m)(o)	Class A Units				273,422	273,422	278,890
						1,692,269	1,706,309	0.23%
Specialized Consumer Services
Acp Roofing Holdings, LLC (o)	Common Units				17,857	17,857	-
Mustang Prospects Holdco, LLC (o)	Class A Units				1,177	1,177,239	1,596,208
Mustang Prospects Holdco, LLC (o)	Class B Units				1,177,238	107,607	341,399
NAM Group Holdings LLC (o)	Class A Units				84,337	84,337	131,566

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Quick Roofing Topco, LLC (o)	Class A Interest				327,869	$327,869	$1,111,475
Roofing Services Solutions Holdings, LLC (o)	Common Units				196	20,256	12,812
Roofing Services Solutions Holdings, LLC (o)	Series A Preferred Units				196	228,590	248,894
Scp Mechanical Services Holdco, LLC (o)	Common Units				962	4,808	4,029
Scp Mechanical Services Holdco, LLC (o)	Class B Units				91	91,350	94,574
Solid Ground Solutions Investment LLC (o)	Class A Units				171,827	171,827	151,208
Trutemp Holdings LLC (o)	Class A Interest				206,612	206,612	206,612
Usw Holdings, LLC (o)	Class A-1 Units				694	718,048	714,061
						3,156,400	4,612,838	0.58%
Specialized Finance
Lift Solutions Holdings LLC (o)	Common Units				143	-	1,589
Lift Solutions Holdings LLC (o)	Series A Preferred Units				143	205,491	205,491
						205,491	207,080	0.03%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (o)	Class A Common Units				26	26	668
Penta Fine Ingredients Parent, LLC (o)	Preferred Units				16	16,435	17,644
						16,461	18,312	0.00%
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,271,725	1,395,332	2,568,884
Mobotrex Ultimate Holdings, LLC (o)	Class A-2 Units				112,338	116,243	171,877
						1,511,575	2,740,761	0.35%
Total Equity						18,862,283	20,153,337	2.57%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.66% (g)(n)	Investor Class Units				19,087,624	19,087,624	19,087,624
						19,087,624	19,087,624	2.44%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Total Money Market Mutual Funds						$19,087,624	$19,087,624	2.44%
Total Investments -- non-controlled/ non-affiliate						1,677,854,551	1,639,681,521	209.61%
Total Investment Portfolio						$1,677,854,551	$1,639,681,521	209.61%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Funds Rate (SOFR) or Canadian Overnight Repo Rate Average (CORRA) and Prime Rate (Prime) which reset daily, monthly, quarterly, or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025.
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
(h)
The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(i)
The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(j)
The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(k)
The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of December 31, 2025, non-qualifying assets amounted to $30,583,216 which represents 1.8% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $20,153,337 or 2.6% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Flexibles I LP	Equity Interest	10/22/2025	191,571
Acp Roofing Holdings, LLC	Common Units	4/14/2025	17,857
AdvancedPCB Parent, L.P.	Class A Units	2/14/2023	1,500,000
AdvancedPCB Parent, L.P.	Class C Units	8/9/2024	38,419
AdvancedPCB Parent, L.P.	Class C Units	2/7/2025 - 10/9/2025	154,957
Belt Power Parent, LLC	Class A Units	10/7/2022 - 3/31/2025	1,395,332
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	15,686
Bron Holdings, LLC	Class A Units	1/13/2023 - 7/31/2025	1,227,273
Cci Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Cci Prime Holdings, LLC	Series AA Preferred Units	12/8/2025	7,636
Currier Plastics Holdings, LLC	Class A Units	9/19/2025 - 12/18/2025	273,422
Currier Plastics Holdings, LLC	Class B Units	9/19/2025 - 12/18/2025	3
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024 - 9/5/2025	124,465
Dpt Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	131,272
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 10/28/2025	61,117
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 10/28/2025	550,052
Erosion Holdings, LLC	Class A Units	9/30/2024	133,930
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	17,341
Fca Partners LLC	Class A Preferred Units	4/17/2023 - 6/7/2024	839,085
Fca Partners LLC	Common Units	4/17/2023 - 6/7/2024	4
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	274,779
Hitco Parent LLC	Class A Units	2/28/2025	109,890
Hy-Tek Holdings, LLC	Common Units	9/19/2025	147,217
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	61,287
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	15,576
Klc Fund 1022-Ci-A LP	Equity Interest	12/1/2022	750,000
Knight Holdings, LP	Class A-1 Units	11/7/2025	162,037
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
Lift Solutions Holdings LLC	Common Units	9/19/2025	-
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	205,491
Mfi Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	19,393
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024 - 11/6/2025	116,243

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	288,462
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 9/30/2025	1,177,239
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 9/30/2025	107,607
NAM Group Holdings LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024 - 7/10/2025	79,511
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	26
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	16,435
Perimeter Solutions Holdings, LP	Common Units	10/2/2024 - 7/31/2025	139,672
Personal Care (Itc) Holdings, LLC	Class A Units	2/14/2023 - 10/18/2023	1,879,621
Pillr Health Holdings, LP	Class B Preferred Units	12/31/2025	127,712
Pillr Health Holdings, LP	Common Units	12/31/2025	-
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO COINVEST IV-A, L.P.	Equity Units	12/29/2022	800,000
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024 - 9/30/2025	20,256
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024 - 9/30/2025	228,590
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
Scp 3pl Topco, LLC	Class B Units	11/27/2024	6,580
Scp 3pl Topco, LLC	Common Units	11/27/2024	346
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025	91,350
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025	4,808
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024 - 9/5/2025	171,827
Tgnl Topco LP	Common Units	6/25/2025	5,525
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
Trutemp Holdings LLC	Class A Interest	8/26/2025	206,612
Usw Holdings, LLC	Class A-1 Units	11/3/2022 - 1/14/2025	718,048
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022 - 12/29/2025	455,593
Warshaw Holdings, LLC	Common Units	3/27/2025	8,432
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	8,432
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	608,108
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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported. The Fund operates as a single operating segment. The Fund’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Adviser’s Direct Lending Investment Committee supported by other individuals responsible for oversight functions of the Fund, using the information presented on the financial statements and financial highlights.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of December 31, 2025 and 2024, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes, if any, are included in provision for income and excise taxes on the consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

As of December 31, 2025 and 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.7 million and $0.9 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the year ended December 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.3 million, which was comprised of a provision for taxes of approximately $0.2 million related to income, provision for taxes related to realized gain on investments of approximately $0.3 million, and benefit for deferred tax expense related to unrealized loss on investments of approximately $0.2 million. For the year ended December 31, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of $0.9 million, which was comprised of provision for taxes related to income of approximately $0.1 million, provision for taxes related to realized gain on investments of approximately $0.2 million, and provision for deferred tax expense related to unrealized gain on investments of approximately $0.5 million. The Fund did not incur an excise tax for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Fund did not recognize any provisions for taxes, including excise taxes. For all periods prior to June 6, 2023, the Fund was treated as a partnership for tax purposes and was not subject to U.S, federal income tax.

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

Non-Accrual Policy

Debt investments may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. For further information regarding the non-accrual status of investments, refer to “Note 5. Investments.”

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

Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. The following table summarizes unit transaction activity for the years ended December 31, 2025, December 31, 2024 and for the period January 31, 2023 through December 31, 2023:

	Year Ended December 31,		Period January 31, 2023 through December 31,
	2025	2024	2023
	Units	Units	Units
Units issued - initial conversion to unitized LLC	—	—	53,784,131
Units issued - contributions during the period	5,152,230	8,776,551	8,539,945
Units repurchased	(4,908,949)	(2,634,479)	—
Distributions reinvested	5,970,171	4,979,934	4,645,517
Net increase (decrease)	6,213,452	11,122,006	66,969,593

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$798,010,000	$116,611,957	14.6%
Total	$798,010,000	$116,611,957	14.6%

The following tables summarize the total Units issued and proceeds related to capital drawdowns during the years ended December 31, 2025, 2024 and 2023:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
January 2, 2024	992,063	$10,000,000
June 24, 2024	986,466	10,000,000
September 11, 2024	1,524,390	15,000,000
October 28, 2024	2,487,562	25,000,000
November 19, 2024	2,786,070	28,000,000
Total capital drawdowns	8,776,551	$88,000,000

Unit Issue Date	Units Issued		Proceeds Received
For the Year Ended December 31, 2023
January 11, 2023	—	*	$36,100,014
January 23, 2023	—	*	30,000,000
April 4, 2023	5,555,657		55,001,004
May 30, 2023	504,541		5,000,004
July 6, 2023	499,500		5,000,000
August 30, 2023	995,025		10,000,000
October 30, 2023	985,222		10,000,000
Total capital drawdowns	8,539,945		$151,101,022

*Capital investment occurred prior to unitization of the Fund. These capital investments were included in the amount converted to units on January 31, 2023.

The following tables summarize distributions declared for the years ended December 31, 2025, 2024 and 2023:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
July 2025	0.09	7,351,036	3,804,303
August 2025	0.10	8,309,181	4,319,107
September 2025	0.12	9,788,635	5,113,394
October 2025	0.11	9,091,918	4,908,288
November 2025	0.11	9,232,678	5,011,015
December 2025	0.26	21,673,177	11,860,662
	$1.31	$108,069,686	$56,555,740

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2024	$—	$—	$—
February 2024	0.10	6,728,204	2,338,075
March 2024	0.09	5,932,764	2,074,772
April 2024	0.11	7,250,072	2,549,529
May 2024	0.12	8,443,898	2,989,728
June 2024	0.12	8,895,001	3,174,181
July 2024	0.11	7,938,565	2,876,668
August 2024	0.11	7,618,153	2,780,234
September 2024	0.13	8,639,407	3,767,263
October 2024	0.12	8,410,556	3,774,843
November 2024	0.11	8,317,477	3,834,646
December 2024	0.53	40,168,766	19,117,156
	$1.65	$118,342,863	$49,277,095

Month	Distribution per unit		Gross Distributions	Reinvestment of Distributions
January 2023	$—	*	$4,917,124	$4,917,124
February 2023	0.11		5,887,203	5,887,204
March 2023	0.12		6,708,882	6,708,882
April 2023	0.12		6,893,872	6,753,294
May 2023	0.13		7,984,318	7,508,716
June 2023	—		—	—
July 2023	0.05		3,152,702	2,920,181
August 2023	0.11		7,221,550	2,320,830
September 2023	0.11		7,296,972	2,387,948
October 2023	0.14		8,879,552	2,927,901
November 2023	0.10		6,476,842	2,175,410
December 2023	0.30		19,608,732	6,660,544
	$1.29		$85,027,749	$51,168,034

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

Effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act) who has committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units as described in “Note 4. Expenses and Transactions with Affiliates.”

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

The following tables summarize the Unit repurchases completed during the years ended December 31, 2025 and 2024:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
September 26, 2025	2.50%	$9.47	September 30, 2025	$21,512,513	2,270,785	2.72% ⁽²⁾
December 29, 2025	2.50%	$9.29	December 31, 2025	$6,368,624	685,875	0.83% ⁽³⁾
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
(3)
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

For the year ended December 31, 2023, the Fund did not repurchase any Units from Unit Holders.

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

For the years ended December 31, 2025, 2024 and 2023, management fees were approximately $9.9 million, $8.9 million, and $4.5 million, respectively.

As of December 31, 2025 and 2024, approximately $0.8 million, for each period presented, was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

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

For the years ended December 31, 2025, 2024 and 2023, the Fund incurred approximately $2.0 million, $1.8 million, and $0.9 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. Included in the $0.9 million, for the year ended December 31, 2023 is approximately $0.02 million in pricing and bookkeeping fees.

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

For the years ended December 31, 2025 and 2024, the Fund recorded approximately $0.8 million and $0.5 million, respectively, in transfer agent fees, which are included in other general and administrative expenses on the consolidated statements of operations. No transfer agency fees were incurred by the Fund prior to April 1, 2024, the effective date of the fee.

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

In consideration of the Adviser’s agreement to make Expense Payments, at any time during a fiscal year and, to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the years ending December 31, 2025, and 2024, there was no recoupment of reimbursed expenses by the Adviser. The Adviser will look only to the assets of the Fund for its performance under the Expense Support Agreement and for any claims for payment. No directors, officers, employees, agents, or Members of the Fund will be personally liable for performance by the Fund under the Expense Support Agreement.

This Expense Limitation Agreement was in force until January 1, 2026. After the Initial Term this Expense Limitation Agreement shall renew automatically for successive one-year terms. The Adviser may not terminate this Expense Limitation Agreement before a term’s expiration date without the approval of the Fund’s Board of Directors.

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

For the years ended December 31, 2025, 2024 and 2023, approximately $1.0 million, $0.7 million, and $0.7 million, respectively, was recognized and recorded in expense support on the consolidated statements of operations.

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

Affiliated Investments

There were no affiliated holdings as of December 31, 2025 and 2024.

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC (“FIAMIFM”), as the former General Partner, owned 1,699.30 units and 1,481.96 units of net assets as of December 31, 2025 and 2024, respectively.

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	December 31, 2025 % Net Assets	December 31, 2024 % Net Assets
Fidelity Capital and Income Fund	45%	48%
Fidelity Advisor Floating Rate High Income Fund	16%	16%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the units as of December 31, 2025 and 2024.

Placement Agent Agreement

The Fund has entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with Fidelity Distributors Company LLC (“FDC”), an affiliate of the Adviser. FDC will act as a non-exclusive placement agent for the Fund in connection with the private placement offering of units of interest.

Co-Investment Relief

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Fund may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to the Fund and the other affiliated funds that target similar assets in accordance with the Adviser’s allocation policies and procedures. If the Adviser determines that such investment is not appropriate for the Fund, the investment will not be allocated to the Fund.

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,639,776,304	$1,600,336,929	97.6%	$1,522,615,486	$1,525,175,632	96.3%
Second Lien Debt	—	—	0.0%	46,293,451	37,433,922	2.4%
Unsecured Debt	128,340	103,631	0.0%	—	—	0.0%
Equity	18,862,283	20,153,337	1.2%	18,001,364	18,047,546	1.1%
Mutual Funds	19,087,624	19,087,624	1.2%	3,224,421	3,224,421	0.2%
Total Investments	$1,677,854,551	$1,639,681,521	100.0%	$1,590,134,722	$1,583,881,521	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Health Care Services	22.5%	21.4%
Application Software	11.5%	9.4%
Diversified Support Services	8.9%	6.9%
Specialized Consumer Services	6.7%	5.7%
Paper & Plastic Packaging Products & Materials	5.9%	3.2%
Air Freight & Logistics	5.0%	3.3%
Trading Companies & Distributors	4.4%	3.9%
Industrial Machinery & Supplies & Components	3.9%	7.7%
Packaged Foods & Meats	3.6%	2.4%
Soft Drinks & Non-alcoholic Beverages	3.4%	3.5%
Pharmaceuticals	3.0%	3.1%
Life Sciences Tools & Services	2.8%	1.5%
Data Processing & Outsourced Services	2.1%	2.2%
Health Care Technology	2.0%	4.6%
Health Care Facilities	2.0%	2.0%
Electronic Components	1.6%	1.6%
Automotive Parts & Equipment	1.4%	1.4%
Electronic Manufacturing Services	1.3%	1.4%
Aerospace & Defense	1.3%	0.6%
Mutual Funds	1.2%	0.2%
Research & Consulting Services	1.0%	0.8%
IT Consulting & Other Services	1.0%	0.0%
Diversified Financial Services	0.9%	3.1%
Environmental & Facilities Services	0.8%	5.3%
Electrical Components & Equipment	0.5%	0.0%
Office Services & Supplies	0.4%	0.4%
Insurance Brokers	0.3%	0.9%
Health Care Supplies	0.2%	0.0%
Advertising	0.2%	0.0%
Specialty Chemicals	0.1%	0.0%
Building Products	0.1%	0.1%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Specialized Finance	0.0%	0.0%
Copper	0.0%	2.5%
Commodity Chemicals	0.0%	0.9%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	December 31, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,608,084,129	98.1%	205.5%	$1,551,974,599	98.0%	205.4%
Australia	31,078,536	1.9%	4.0%	31,393,256	2.0%	4.2%
Canada	518,856	0.0%	0.1%	513,666	0.0%	0.1%
Total	$1,639,681,521	100.0%	209.6%	$1,583,881,521	100.0%	209.7%

As of December 31, 2025 and 2024, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of December 31, 2025 and 2024, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of December 31, 2025 and 2024, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,600,336,929	$1,600,336,929
Unsecured Debt	—	—	103,631	103,631
Equity	—	—	20,153,337	20,153,337
Mutual Funds	19,087,624	—	—	19,087,624
Total Investments	$19,087,624	$—	$1,620,593,897	$1,639,681,521

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,525,175,632	$1,525,175,632
Second Lien Debt	—	—	37,433,922	37,433,922
Equity	—	—	18,047,546	18,047,546
Mutual Funds	3,224,421	—	—	3,224,421
Total Investments	$3,224,421	$—	$1,580,657,100	$1,583,881,521

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$1,525,175,632	$37,433,922	$—	$18,047,546	$1,580,657,100
Purchases of investments	367,319,929	—	128,340	3,643,115	371,091,384
Proceeds from principal repayments and sales of investments	(297,037,342)	(9,718,142)	—	(6,759,627)	(313,515,111)
Accretion of discount/ amortization of premium	9,571,593	3,254	—	—	9,574,847
Net realized gain (loss)	728,075	—	—	3,977,431	4,705,506
Transfers into Level 3	27,433,922	—	—	—	27,433,922
Transfers out of Level 3	—	(27,433,922)	—	—	(27,433,922)
Net change in unrealized appreciation (depreciation)	(32,854,880)	(285,112)	(24,709)	1,244,872	(31,919,829)
Fair value, end of period	$1,600,336,929	$—	$103,631	$20,153,337	$1,620,593,897
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2025	$(29,925,544)	$—	$(24,709)	$1,646,904	$(28,303,349)

	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,339,308,277	$10,000,000	$16,548,717	$1,365,856,994
Purchases of investments	541,406,494	36,578,608	3,105,811	581,090,913
Proceeds from principal repayments and sales of investments	(362,442,654)	(44)	(1,185,699)	(363,628,397)
Accretion of discount/ amortization of premium	11,437,561	38,049	—	11,475,610
Net realized gain (loss)	(521,490)	—	848,550	327,060
Net change in unrealized appreciation (depreciation)	(4,012,556)	(9,182,691)	(1,269,833)	(14,465,080)
Fair value, end of period	$1,525,175,632	$37,433,922	$18,047,546	$1,580,657,100
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024	$(1,740,238)	$(9,182,691)	$(1,269,833)	$(12,192,762)

The information used in the above reconciliation represents period to date activity for any investments identified as using Level 3 inputs at either the beginning or the end of the current fiscal period. Transfers into Level 3 were attributable to a lack of observable market data resulting from decreases in market activity, decreases in liquidity, security restructurings or corporate actions. Transfers out of Level 3 were attributable to observable market data becoming available for those securities. Transfers in or out of Level 3 represent the beginning value of any security or instrument where a change in the pricing level occurred from the beginning to the end of the period. Cost of purchases and proceeds of sales may include securities received and/or delivered through in-kind transactions, corporate actions or exchanges. Realized and unrealized gains (losses) disclosed in the reconciliation are included in net gain (loss) on the Fund’s consolidated statements of operations.

The following provides information on Level 3 securities held by the Fund that were valued as of December 31, 2025 and 2024 based on unobservable inputs.

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,600,336,929	Market approach	Transaction price	$99.00	$99.50	$99.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.30	1.20	1.10	Increase
		Discounted cash flow	Yield	7.9%	19.5%	10.1%	Decrease
Unsecured Debt	103,631	Market comparable	Enterprise value/Revenue multiple (EV/R)	1.20	1.20	1.20	Increase
Equity	20,153,337	Market approach	Transaction price	$—	$1,000.00	$1,000.00	Increase
		Market approach	Discount rate	40.0%	40.0%	40.0%	Decrease
		Market approach	Net Asset Value	$1,223.00	$1,223.00	$1,223.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	1.20	1.20	1.20	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.30	17.50	11.00	Increase
Total	$1,620,593,897

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,525,175,632	Market approach	Transaction price	$98.50	$99.50	$98.62	Increase
		Discounted cash flow	Yield	8.2%	19.5%	10.8%	Decrease
Second Lien Debt	37,433,922	Discounted cash flow	Yield	11.3%	11.3%	11.3%	Decrease
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.50	0.50	0.50	Increase
Equity	18,047,546	Market approach	Transaction price	$3.10	$1,000.00	$77.04	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.70	17.00	10.70	Increase
Total	$1,580,657,100

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2025 and 2024, approximates fair value.

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

The following table details the unfunded loan commitments as of December 31, 2025:

As of December 31, 2025

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,353,804
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	6,673,945
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	394,945
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	6,500,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	3,626,997
Aep Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	1,152,223
Alcami Corporation	Revolving Credit Facility	12/21/2028	5,782,192
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	1,746,575
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	4,338,106
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	2,015,197
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	826,446
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	1,608,579
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	292,560
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	470,588
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	156,863
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	4,250,000
C2dx, Inc	Revolving Credit Facility	3/19/2030	101,695
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	3,390
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,151,809
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	1,520,270
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,050,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	4,699,248
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	1,913,807
Cytracom LLC	Revolving Credit Facility	6/28/2027	561,798
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	352,022
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	687,500
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	192,308
Double E Company, LLC	Revolving Credit Facility	6/21/2028	1,057,269
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	60,833
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	297,550
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	4,121,688
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,030,422

As of December 31, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	$85,106
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	937,500
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	1,878,123
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	44,118
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	138,889
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	44,444
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	2,375,819
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	3,177,173
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	1,537,976
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	1,059,412
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	124,611
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	1,869,655
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	5,000,000
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	2,000,000
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,000,000
Luminii LLC	Revolving Credit Facility	3/21/2030	1,098,901
Luminii LLC	Delayed Draw Term Loan	3/21/2030	824,176
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	763,359
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,806,072
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	1,138,743
Mri Acquisitions, Inc	Revolving Credit Facility	7/1/2026	1,833,333
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	778,846
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,894,660
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	444,537
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	591,901
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/20/2029	418,404
National Power, LLC	Revolving Credit Facility	10/20/2029	373,575
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	323,102
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	173,410
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	102,929

As of December 31, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	$2,805,683
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	1,402,842
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	123,457
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	4,260,850
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,787,973
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	718,185
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	6,349,295
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	3,428,619
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,105,263
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	1,250,000
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	625,000
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	6,800,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	484,848
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	574,661
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	1,595,092
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	895,833
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	3,852,273
Routeware, Inc	Revolving Credit Facility	9/18/2031	818,182
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	3,924,869
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	267,857
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	89,286
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	6,730,769
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	1,442,308
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	4,258,004
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	2,347,826
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	5,806,452
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	4,984,375
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	90,476
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	63,492
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	165,746
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	165,048
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,125,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tighitco Inc	Revolving Credit Facility	2/28/2030	384,615
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	7,692,308
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	1,648,352
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	7,231,405
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	1,446,281
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	169,477
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	5,988,807
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	4,341,061
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	1,475,961
Total Unfunded Commitments			$256,175,901

The following table details the unfunded loan commitments as of December 31, 2024:

As of December 31, 2024

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,428,671
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	5,081,518
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	2,784,571
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	6,500,000
AEP Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	512,237
Alcami Corporation	Revolving Credit Facility	12/21/2028	6,791,781
Astro Acquisition LLC	Revolving Credit Facility	12/13/2027	3,000,000
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	3,389,831
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	444,487
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,932,553
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	5,000,000
C2DX, Inc	Revolving Credit Facility	3/19/2030	120,339
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	338,983
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,292,145
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	85,890
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	3,500,000
Copperweld Group, Inc.	Revolving Credit Facility	3/31/2026	2,199,662
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	2,361,111
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	1,011,236
Cytracom, LLC	Revolving Credit Facility	6/28/2027	561,798
Double E Company, LLC	Revolving Credit Facility	6/21/2028	202,643
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
DPT Management, LLC	Revolving Credit Facility	12/18/2027	250,000
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	3,500,583
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	3,080,645
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	3,214,286
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
EverSmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$367,647
EverSmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Finastra USA Inc	Revolving Credit Facility	9/13/2029	2,948,762
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	4,891,392
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	5,098,494
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,317,497
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	865,242
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,332,808
LA-CO Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	6,000,000
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	65,574
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	283,466
MRI Acquisitions, Inc	Revolving Credit Facility	12/30/2025	1,833,333
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,298,077
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,727,298
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	963,855
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/31/2029	747,150
National Power, LLC	Revolving Credit Facility	10/31/2029	373,575
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	807,754
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	2,423,263
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	1,177,764
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	2,250,596
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,750,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,052,632
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	2,105,263
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	5,100,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	505,051
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	4,194,570
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	2,822,086
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	3,916,667
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,916,666
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	4,431,818
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,022,727
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	4,347,826
RxStrategies, Inc	Revolving Credit Facility	8/12/2030	3,750,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	5,269,003

As of December 31, 2024 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	$3,761,897
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	2,769,301
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	2,380,952
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	7,287,090
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,907,407
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	643,752
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	1,000,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	2,250,000
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	2,000,000
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	1,900,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	5,935,897
Total Unfunded Commitments			$232,961,220

In addition, as of December 31, 2025, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$23,946	$—
Cci Prime Holdings, LLC	Series AA Preferred Units	11,698	—
Total Unfunded Equity Commitments		$35,644	$—

As of December 31, 2024, the fund was not party to any subscription agreements to fund equity investment commitments.

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Fund’s asset coverage was 188% and 187%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2025 and 2024 were $859.2 million and 6.40% and $758.6 million and 7.79%, respectively. The Fund’s weighted average interest rate paid as of December 31, 2025 and 2024 was 6.09% and 6.78%, respectively.

The Fund’s outstanding borrowings as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$1,000,000,000	$680,353,357	$680,353,357
Truist Senior Secured Revolving Credit Facility	430,000,000	213,000,000	213,000,000
Total	$1,430,000,000	$893,353,357	$893,353,357
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2025 the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

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

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$58,774,710	$62,451,462	$52,676,634
Facility unused fees	1,674,578	987,832	993,502
Amortization of deferred financing costs	2,187,822	2,089,827	2,027,059
Total Interest Expense	$62,637,110	$65,529,121	$55,697,195

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

The initial principal amount of the Truist Facility was $300 million. On August 22, 2025, the Fund entered into a commitment increase agreement, which provided for an increase in the principal commitment amount to $400 million. On November 26, 2025, the Fund entered into a second commitment increase agreement under Truist Facility, with Canadian Imperial Bank of Commerce as an assuming lender, for an increase in the principal commitment amount from $400 million to $430 million, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $750 million, subject to the satisfaction of certain conditions. In addition, the Truist Facility includes a $60 million limit for swingline loans.

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

For the years ended December 31, 2025, 2024 and for the period starting June 6, 2023 and ended December 31, 2023, permanent differences were as follows:

	Year Ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$287,963	$2,485,018	$39,893
Accumulated net realized gain (loss)	(855,021)	(879,599)	(141,164)
Paid In Capital	567,058	(1,605,419)	101,271

During the years ended December 31, 2025, permanent differences were principally related to paydowns, capital loss carried forward and partnerships, among other items. During the year ended December 31, 2024, permanent differences were principally related to paydowns, capital loss carried forward, and partnerships, among other items. During the period starting June 6, 2023 and ended December 31, 2023, permanent differences were principally related to income earned by the Fund prior to June 6, 2023, when the fund was classified as a partnership for tax purposes (“Pre-RIC Conversion Income”).

The following reconciles the increase in net assets resulting from operations for the years ended December 31, 2025, 2024 and the period starting June 6, 2023 to December 31, 2023, to taxable income for the respective period:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$75,194,950	$87,627,465	$95,279,402
Net unrealized (appreciation) depreciation on investments	31,736,753	14,999,425	(9,489,236)
Realized gain (loss) for tax not included in book income	(169,081)	—	—
Pre-RIC Conversion Income	—	—	(34,963,890)
Other permanent and timing differences	237,336	2,486,986	—
Realized losses for tax not recognized	—	521,488	—
Realized gain (loss) for book not included for tax	(1,248,109)	(610,189)	—
Other non-deductible expenses and excise tax	—	—	2,156,246
Taxable/distributable income	$105,751,849	$105,025,175	$52,982,522

The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2025, 2024 and the period starting June 6, 2023 to December 31, 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Distributable ordinary income	$—	$—	$346,173
Capital loss carried forward	—	(185,367)	—
Net unrealized appreciation/(depreciation) on investments	(38,702,402)	(7,393,077)	8,211,879
Total accumulated under-distributed (over-distributed) earnings	$(38,702,402)	$(7,578,444)	$8,558,052

Capital loss carryforwards are only available to offset future capital gains of the Fund to the extent provided by regulations and may be limited. The capital loss carryforward information presented below, including any applicable limitation, is estimated as of fiscal year end and is subject to adjustment.

	Year Ended December 31,
	2025	2024	2023
Long-term	$—	$(185,367)	$—
Total capital loss carried forward	$—	$(185,367)	$—

The cost and unrealized gain (loss) of the Fund’s investments, as calculated on a tax basis, at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Gross unrealized appreciation	$19,250,973	$22,901,926
Gross unrealized depreciation	(57,953,762)	(30,294,957)
Net unrealized (appreciation) depreciation	$(38,702,789)	$(7,393,031)

Tax cost of investments	$1,678,384,310	$1,591,274,552

Of the distributions declared during the year ended December 31, 2025, $102.8 million was derived from ordinary income and $3.0 million was derived from capital gains as determined on a tax basis. For the applicable year ended December 31, 2025, the Fund’s distributions exceeded the aggregate amount of taxable income and net realized gains resulting in an approximate $2.3 million return of capital for tax purposes.

Of the distributions declared during the year ended December 31, 2024, approximately $105.4 million was derived from ordinary income as determined on a tax basis. For the applicable year ended December 31, 2024, the Fund’s distributions exceeded the aggregate amount of taxable income and net realized gains resulting in an approximate $13.0 million return of capital for tax purposes.

The Fund designates approximately $102.8 million and $105.4 million of distributions paid during the years ended December 31, 2025 and 2024, respectively, as qualifying to be taxed as section 163(j) interest dividends.

The Fund designates approximately $104.8 million of distributions paid in the year ended December 31, 2024 as qualifying to be taxed as interest-related dividends for nonresident alien shareholders.

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

Note 10. Financial Highlights

The financial highlights for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,		Period From January 31, 2023 through December 31, 2023 ᴬ
	2025	2024
Per Unit Data
Net asset value per unit, beginning of period	$9.68	$10.08	$9.93
Net investment income (loss) B	1.24	1.45	1.26
Net realized and change in unrealized gain (loss)	(0.33)	(0.20)	0.18
Net increase (decrease) in net assets resulting from operations	0.91	1.25	1.44
Distributions	(1.28)	(1.48)	(1.29)
Distributions from tax return of capital	(0.03)	(0.17)	—
Net asset value per unit, end of period	$9.28	$9.68	$10.08
Total return E	9.98%	13.19%	16.44%

	Year Ended December 31,
	2025	2024	2023
Ratios:
Net investment income (loss) to average net assets	12.98%	14.43%	13.93%
Expenses to average net assets, before reductions C	9.84%	11.09%	10.28%
Expenses to average net assets, after reductions C	9.71%	10.99%	10.16%
Portfolio turnover rate D	19.71%	25.71%	5.45%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense C	1.89%	1.84%	1.15%
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense C	1.76%	1.75%	1.03%

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

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to December 31, 2025, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

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

The Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of the Fund’s internal control over financial reporting at December 31, 2025. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2025.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board

The business and affairs of the Fund are managed under the direction and oversight of the Board. The Directors are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board consists of five members, four of whom are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. The Fund refers to these individuals as the Fund’s “Independent Directors.” The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include valuation of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

Directors

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served
Interested Directors
David B. Jones	1962	Chairman of the Board of Directors	Since 2023
Independent Directors
Jennifer M. Birmingham	1971	Director	Since 2023
Matthew J. Conti	1966	Director	Since 2023
Thomas F. Flannery	1959	Director	Since 2025
Tara C. Kenney	1960	Director	Since 2023

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

Thomas F. Flannery. Director. Mr. Flannery also serves as a Trustee of other Fidelity® funds. Prior to his retirement, Mr. Flannery was a Partner at Ernst & Young LLP (1995–2021) and served as Co-Leader, Americas Wealth and Asset Management (2014–2019), and Partner in the Financial Services Office (2006–2021). Previously, Mr. Flannery was a member of the Board of Trustees of Macquarie Asset Management ETF Trust (2023–2025), where he served as the Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee, and was a member of the Board of Directors of Computershare Trust Company, N.A. (2022–2025). Mr. Flannery previously served as a member of the Advisory Board of certain Fidelity® funds (2025).

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

Executive Officers Who are not Directors

Heather Bonner. President and Treasurer. Ms. Bonner also serves as an officer of other funds. Ms. Bonner is a Senior Vice President (2022-present) and is an employee of Fidelity Investments (2022-present). Ms. Bonner serves as Senior Vice President, Vice President, Treasurer or Director of certain Fidelity entities. Prior to joining Fidelity Investments, Ms. Bonner served as Managing Director at AQR Capital Management (2013-2022) and Treasurer and Principal Financial Officer of the AQR Funds (2013-2022).

Stephanie Caron. Chief Financial Officer. Ms. Caron also serves as Chief Financial Officer of other funds. Ms. Caron is Head of Fidelity Fund and Investment Operations (2024-present) and is an employee of Fidelity Investments. Ms. Caron serves as President, Executive Vice President or Director of certain Fidelity entities. Previously, Ms. Caron was Head of Investment Services for Strategic Advisers LLC (investment adviser firm, 2019-2024).

David Gaito. Vice President. Mr. Gaito also serves as Vice President of other funds. Mr. Gaito is Head of Direct Lending in the High Income and Alternatives division at Fidelity Investments and is an employee of Fidelity Investments (2021-present). Mr. Gaito serves as Chief Executive Officer, President, Vice President, Assistant Treasurer or Director of certain Fidelity entities. Prior to joining Fidelity Investments, Mr. Gaito held several senior roles at PNC Corporate and Institutional Banking (1999-2021). He was most recently an executive vice president and division executive for PNC’s middle market senior secured lending platform (2019-2021).

Robert Gannon. Vice President. Mr. Gannon also serves as Vice President of other funds. Mr. Gannon is Head of Portfolio Optimization, Direct Lending in the High Income and Alternative division at Fidelity Investments (2025 - present) and is an employee of Fidelity Investments. Previously, Mr. Gannon was Head of Credit Alternatives Investment Services, including Fidelity Agency Services in the High Income and Alternatives division at Fidelity Investments (2021-2025). Mr. Gannon serves as Vice President or Assistant Treasurer of certain Fidelity entities. (2022-present).

Hadi Husain. Vice President. Mr. Husain also serves as Vice President of other funds. Mr. Husain is Head of Credit Alternatives Financing in the High Income and Alternatives division at Fidelity Investments (2024-present) and is an employee of Fidelity Investments. Mr. Husain serves as Vice President of Fidelity Unlevered Private Credit Fund GP, LLC. Prior to joining Fidelity Investments, Mr. Husain was Chief Financial Officer at Above Lending (2023-2024) and Head of Liability Management at Kohlberg Kravis Roberts & Co LLP (2018-2023).

Therese Icuss. Vice President. Ms. Icuss also serves as Vice President of other funds. Ms. Icuss is Managing Director of underwriting and credit in the High Income and Alternatives division at Fidelity Investments (2021-present) and is an employee of Fidelity Investments (2021-present). Ms. Icuss serves as Vice President, Treasurer, Assistant Treasurer or Director of certain Fidelity entities. Prior to joining Fidelity Investments, Ms. Icuss was co-head of underwriting (2019-2021) and Director (2018-2019) at Twin Brook Capital Partners.

Harley Lank. Vice President. Mr. Lank also serves as Vice President of other funds. Mr. Lank is Head of Fidelity Investments’ High Income and Alternatives division (2019-present), is an employee of Fidelity Investments, and a portfolio manager of certain Fidelity® funds and other privately offered funds. Mr. Lank serves as Chief Executive Officer, President, Manager or Director of certain Fidelity entities. Previously, Mr. Lank managed various Fidelity® funds and products.

Nicole Macarchuk. Chief Legal Officer and Secretary. Ms. Macarchuk also serves as an officer of other funds and as CLO, Secretary, or Senior Vice President of certain Fidelity entities. Ms. Macarchuk is a Senior Vice President, Deputy General Counsel, Head of Asset Management Legal (2024-present) and is an employee of Fidelity Investments (2024-present). Prior to joining Fidelity, Ms. Macarchuk was a Partner at Dechert LLP (law firm, 2022-2024), where she focused her corporate practice on financial services and asset management industry. Prior to joining Dechert LLP, Ms. Macarchuk was Managing Director, Chief Operating Officer and General Counsel for Angel Island Capital, LLC (2019-2022).

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

Christopher Quinlan. Vice President. Mr. Quinlan also serves as Vice President of other funds. Mr. Quinlan is Head of Investment Services for the High Income and Alternatives division at Fidelity Investments (2019-present) and is an employee of Fidelity Investments. Mr. Quinlan serves as Chief Operating Officer, Assistant Treasurer or Director of certain Fidelity entities. Mr. Quinlan has held a variety of senior roles since he began his career in 1985.

Jeffrey Scott. Vice President. Mr. Scott also serves as Vice President of other funds. Mr. Scott is Managing Director of originations in the High Income and Alternatives division at Fidelity Investments (2021-present) and is an employee of Fidelity Investments (2021-present). Mr. Scott serves as Vice President of Fidelity Unlevered Private Credit Fund GP, LLC. Prior to joining Fidelity Investments, Mr. Scott was a Managing Director at Madison Capital Funding (now Apogem Capital) (2013-2021).

Non-Executive Officers Who are not Directors

Joseph Benedetti. Assistant Secretary. Mr. Benedetti also serves as Assistant Secretary of other funds. Mr. Benedetti is a Senior Vice President, Deputy General Counsel (2020-present) and is an employee of Fidelity Investments (2020-present). Mr. Benedetti serves as Assistant Secretary of Fidelity Diversifying Solutions LLC (investment adviser firm, 2022-present), Secretary and Assistant Secretary of certain other Fidelity entities. Previously, Mr. Benedetti was Secretary of Fidelity Diversifying Solutions LLC (2021-2022). Prior to joining Fidelity, Mr. Benedetti was Assistant General Counsel at Invesco (investment adviser firm, 2019-2020).

Craig S. Brown. Assistant Treasurer. Mr. Brown also serves as an officer of other funds. Mr. Brown is a Vice President (2015-present) and is an employee of Fidelity Investments. Mr. Brown serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Brown served as Assistant Treasurer of certain Fidelity® funds (2019-2022).

Andrew Dabrowski. Assistant Vice President. Mr. Dabrowski also serves as Assistant Vice President of other funds. Mr. Dabrowski is a Director in Fidelity's High Income and Alternatives division (2022-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Mr. Dabrowski was a Vice President in the leveraged finance department at Barclay's Investment Bank (2017-2022).

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

Laura M. Del Prato. Assistant Treasurer. Ms. Del Prato also serves as an officer of other funds. Ms. Del Prato is a Senior Vice President (2017-present) and is an employee of Fidelity Investments. Ms. Del Prato serves as Senior Vice President, Vice President, Assistant Treasurer or Director of certain Fidelity entities. Previously, Ms. Del Prato served as President and Treasurer of The North Carolina Capital Management Trust: Cash Portfolio and Term Portfolio (2018-2020).

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

Christopher Maher. Assistant Treasurer. Mr. Maher also serves as an officer of other funds. Mr. Maher is a Senior Vice President (2023-present) and is an employee of Fidelity Investments. Mr. Maher serves as Assistant Treasurer of certain Fidelity entities. Previously, Mr. Maher served as Assistant Treasurer of certain funds (2013-2020).

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

James Wegmann. Assistant Treasurer. Mr. Wegmann also serves as an officer of other funds. Mr. Wegmann is a Vice President (2016-present) and is an employee of Fidelity Investments. Mr. Wegmann serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Wegmann served as Assistant Treasurer of certain Fidelity® funds (2019-2021).

William Yoon. Assistant Vice President. Mr. Yoon also serves as Assistant Vice President of other funds. Mr. Yoon is a Director in Fidelity's High Income and Alternatives division (2022-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Mr. Yoon was Vice President of direct lending at Apogem Capital (2017-2022).

Christina Zervoudakis. Assistant Secretary. Ms. Zervoudakis also serves as Assistant Secretary of other funds. Ms. Zervoudakis is a Vice President and Assistant General Counsel of FMR LLC (diversified financial services company, 2021-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Ms. Zervoudakis was Assistant General Counsel at Invesco (investment adviser firm, 2019-2021).

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging the Fund’s independent accountants, reviewing the plans, scope and results of audit engagements with its independent accountants, approving professional services provided by its independent accountants (including compensation therefore), reviewing the independence of its independent accountants and reviewing the adequacy of its internal controls over financial reporting. The Audit Committee is presently composed of four persons including Jennifer Birmingham, Matthew Conti, Thomas Flannery, and Tara Kenney, all of whom are considered independent for purposes of the 1940 Act. Jennifer Birmingham serves as the chair of the Audit Committee. The Board has determined that Jennifer Birmingham qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-X of the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any Unit Holder who requests it.

Board Leadership Structure

The Fund’s business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us, approves the appointment of our investment adviser, administrator and officers, and has oversight of the valuation process used to establish the Fund’s NAV. The role of our Board, and of any individual Director, is one of oversight and not of management of our day-to-day affairs.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Fund’s executive officers and directors, and any persons holding more than 10% of the Fund’s units, are required to report their beneficial ownership and any changes therein to the SEC. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based on the Fund’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Fund’s executive officers and directors, the Fund believes that during the fiscal year ended December 31, 2025, all section 16(a) filing requirements applicable to such persons were timely filed.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of the Fund’s equity securities as of December 31, 2025:

Name and Address	Dollar Range of Equity Securities in the Fund (1)(2)(3)	Dollar Range of Equity Securities in the Fund Complex (1)(3)(4)
Interested Directors
David B. Jones	None	over $100,000
Independent Directors
Jennifer M. Birmingham	None	None
Matthew J. Conti	None	over $100,000
Thomas F. Flannery	None	None
Tara C. Kenney	None	None
(1)
Beneficial ownership has been determined in accordance with Rule 16-1(a)(2) of the Exchange Act.
(2)
Dollar ranges were determined using the number of units that are beneficially owned as of December 31, 2025, multiplied by the Fund’s net asset value per unit of $9.28.
(3)
The dollar range of equity securities beneficially owned are: none, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
(4)
The “Fund Complex” consists of the Fund, Fidelity Private Credit Fund, Fidelity Multi-Strategy Credit Fund, Fidelity Risk Parity Fund, Fidelity SAI Convertible Arbitrage Fund, Fidelity SAI Alternative Risk Premia Commodity Strategy Fund, Fidelity SAI Alternative Risk Premia Currency Strategy Fund, Fidelity Equity Market Neutral Fund, Fidelity Hedged Equity Fund, Fidelity Hedged Equity ETF, Fidelity Dynamic Buffered Equity ETF, Fidelity Yield Enhanced Equity ETF, VIP Hedged Equity Portfolio, Fidelity SAI Merger Arbitrage Fund, Fidelity SAI Managed Futures Fund, and Fidelity Managed Futures ETF.

Item 11. Executive Compensation.

Executive Compensation

None of the Fund’s officers will receive direct compensation from the Fund.

Compensation of Directors

The Fund’s Directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chairperson. These Directors are Jennifer Birmingham, Matthew Conti, Thomas Flannery, and Tara Kenney. The below table sets forth compensation received by each Director from the Fund Complex for the year ended December 31, 2025:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Committee Retainer Fee	Audit
$290,000	$15,000	$35,000

The Fund also reimburses each of the Directors for all reasonable and authorized business expenses in accordance with the Fund’s policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The Fund will not pay compensation to the Fund’s Directors who also serve in an executive officer capacity for us or the Adviser.

Name	Total Compensation earned from the Fund for the year ended December 31, 2025 (3)	Total Compensation earned from the Fund Complex for the year ended December 31, 2025 (4)
Interested Directors
David B. Jones(1)	$—	$—
Independent Directors
Jennifer M. Birmingham(2)	$71,534	$325,000
Matthew J. Conti	$67,132	$305,000
Thomas F. Flannery(5)	$12,452	$74,160
Tara C. Kenney	$67,132	$305,000
(1)
David B. Jones is an interested director and, as such, does not receive compensation from the Fund or the Fund Complex for his services as director.
(2)
Includes compensation as Chairperson of the Audit Committee.
(3)
The Fund does not have a profit-sharing plan and directors do not receive any pension or retirement benefits from the Fund.
(4)
The “Fund Complex” consists of the Fund, Fidelity Private Credit Fund, Fidelity Multi-Strategy Credit Fund, Fidelity Risk Parity Fund, Fidelity SAI Convertible Arbitrage Fund, Fidelity SAI Alternative Risk Premia Commodity Strategy Fund, Fidelity SAI Alternative Risk Premia Currency Strategy Fund, Fidelity Equity Market Neutral Fund, Fidelity Hedged Equity Fund, Fidelity Hedged Equity ETF, Fidelity Dynamic Buffered Equity ETF, Fidelity Yield Enhanced Equity ETF, VIP Hedged Equity Portfolio, Fidelity SAI Merger Arbitrage Fund, Fidelity SAI Managed Futures Fund, and Fidelity Managed Futures ETF.
(5)
Thomas F. Flannery was appointed to the Board and as a member of the Board’s Audit Committee, effective on December 1, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2025, 100% of the Fund’s total outstanding Units was held by Fidelity® funds. As of December 31, 2025, the directors, executive officers, and affiliates of the Fund owned, in the aggregate, less than 1% of total outstanding Units.

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

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect until November 30, 2026, or to the extent consistent with the requirements of the 1940 Act, from the date of the Fund’s election to be regulated as a BDC under the 1940 Act, and indefinitely thereafter, but only so long as the continuance after such date shall be specifically approved at least annually by vote of the Board or by vote of a majority of the outstanding voting securities of the Fund.

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

On January 1, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement with the Adviser. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 4. Expenses and Transactions with Affiliates.”

For the year ended December 31, 2025, the Fund paid the Adviser $9.9 million in base management fees.

For the year ended December 31, 2025, the Fund incurred $2.0 million in administrative fees.

For the year ended December 31, 2025, the Fund incurred $0.8 million in transfer agent fees.

For the year ended December 31, 2025, the Fund reimbursed $0.1 million of expenses advanced by the Adviser.

Co-Investment Relief

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Fund may determine to participate or not to participate in the co-investment opportunities presented to it, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to the Fund and the other affiliated funds that target similar assets in accordance with the Adviser’s allocation policies and procedures. If the Adviser determines that such investment is not appropriate for the Fund, the investment will not be allocated to the Fund.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP (PCAOB ID No. 34) to the Fund for the years ended December 31, 2025 and 2024 were $0.4 million and $0.3 million, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Fund’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by Deloitte & Touche LLP to the Fund for the years ended December 31, 2025 and 2024 were approximately $0.02 million and $0.02 million, respectively.

Audit-related fees are for any services rendered to the Fund that are reasonably related to the performance of the audits or reviews of the Fund’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Audit-related fees of approximately $0.1 million and $0.1 million were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Tax Fees

Tax fees of approximately $0,02 million and $0.02 million were billed by Deloitte & Touche LLP for services rendered to the Fund for professional tax services for the years ended December 31, 2025 and 2024, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Fund’s tax returns.

Tax fees of approximately $0.1 million and $0.1 million were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

All Other Fees

No fees billed by Deloitte & Touche LLP for products and services provided to the Fund for the years ended December 31, 2025 and 2024.

Other fees of approximately $2.0 million and $2.9 million were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Aggregate Non-Audit Fees

Non-audit fees of approximately $2.4 million and $3.3 million were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2025 and 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Fund’s operations or financial reporting.

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

The Audit Committee has considered these fees and the nature of the services rendered and has concluded that they are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte & Touche LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Fund that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Fund that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Fund is compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see the Index to Consolidated Financial Statements on page 98 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description

3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(3)

3.2	Second Amended and Restated Limited Liability Company Agreement of the Fund.(9)

4.1	Descriptions of Securities.*

10.1	Advisory Agreement.(2)

10.2	Administration Agreement.(2)

10.3	Form of Subscription Agreement.*

10.4	Custodian Agreement.(1)

10.5	Amended and Restated Expense Limitation Agreement.(7)

10.6	Waiver of Recoupment Letter.(2)

10.7	Distribution Reinvestment Plan.(2)

10.8	Loan and Security Agreement.(2)

10.9	First Amendment to the Loan and Security Agreement.(2)

10.10	Second Amendment to the Loan and Security Agreement.(2)

10.11	Third Amendment to the Loan and Security Agreement.(6)

10.12	Fourth Amendment to the Loan and Security Agreement(11)(14)

10.13	First Commitment Increase Request under Loan and Security Agreement.(8)

10.14	Placement Agent Agreement.(4)

10.15	Senior Secured Revolving Credit Agreement(10)

10.16	Incremental Assumption Agreement under Senior Secured Revolving Credit Agreement(12)

10.17	Incremental Assumption Agreement under Senior Secured Revolving Credit Agreement(13)

14.1	Code of Ethics of the Fund and the Adviser.*

14.2	Fidelity® Funds’ Code of Ethics for President, Treasurer and Principal Accounting Officer.(5)

19.1	Insider Trading Policy (included in the Code of Ethics of the Fund and the Adviser).*

21.1	Subsidiaries.*

24.1	Power of Attorney.*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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
(7)
Previously filed as Exhibit 10.5 to the Fund's Quarterly Report on Form 10-Q (File No. 814-01645), filed on November 12, 2024.
(8)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on December 2, 2024.
(9)
Previously filed as Exhibit 3.2 to the Fund’s Current Report on Form 10-K (File No. 814-01645), filed on March 19, 2025.
(10)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on June 18, 2025.
(11)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on August 12, 2025.
(12)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on August 26, 2025.
(13)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on December 1, 2025.
(14)
Certain schedules and exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Registrant has duly caused this Annual Report on Form 10-K (the “Annual Report”) to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: March 23, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Heather Bonner
Heather Bonner	President and Treasurer (Principal Executive Officer)	Date: March 23, 2026
/s/ Stephanie Caron
Stephanie Caron	Chief Financial Officer (Principal Financial Officer)	Date: March 23, 2026
/s/ David B. Jones
David B. Jones*	Director and Chairman of the Board	Date: March 23, 2026
/s/ Jennifer M. Birmingham
Jennifer M. Birmingham*	Director	Date: March 23, 2026
/s/ Matthew J. Conti
Matthew J. Conti*	Director	Date: March 23, 2026
/s/ Tara C. Kenney
Tara C. Kenney*	Director	Date: March 23, 2026
/s/ Thomas F. Flannery
Thomas F. Flannery*	Director	Date: March 23, 2026

*By:	/s/ Heather Bonner
As Agent or Attorney-in-Fact

The original power of attorney authorizing Heather Bonner to execute the Annual Report, and any amendments thereto, for the directors of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.

1.9919579.101

FDLA-10K-0326