Form 10-Q
period 2026-03-31
Fidelity Private Credit Co LLC
filed 2026-05-08
CIK 1899996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of units of Registrant’s Common Units, outstanding as of May 4, 2026 was 86,084,392

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Company LLC (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” also refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), and refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending Fund, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a business development company (“BDC”). On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

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
•
our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended;
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the U.S. Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,703,615,168 and $1,677,854,551 as of March 31, 2026 and December 31, 2025, respectively)	$1,662,543,940	$1,639,681,521
Cash	24,376,540	34,121,577
Foreign cash (cost $9,412 and $9,485 as of March 31, 2026 and December 31, 2025, respectively)	9,327	9,557
Deferred financing costs	9,055,236	9,740,241
Receivables from sales and paydowns of investments	1,355,745	1,561,250
Interest receivable	16,897,920	13,682,396
Prepaid expenses and other assets	41,764	59,662
Total Assets	$1,714,280,472	$1,698,856,204
Liabilities
Debt	901,344,332	893,353,357
Payable for purchases of investments	1,245,186	217,916
Payable for capital units repurchased	—	6,368,624
Interest payable	12,509,378	14,124,305
Management fee payable	832,491	815,967
Due to affiliates, net	148,199	63,719
Other accounts payable and accrued liabilities	896,286	1,198,351
Total Liabilities	$916,975,872	$916,142,239
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	829,692,097	821,416,367
Total distributable earnings (loss)	(32,387,497)	(38,702,402)
Total Net Assets	$797,304,600	$782,713,965
Total Liabilities and Net Assets	$1,714,280,472	$1,698,856,204
Net Asset Value per unit (85,190,976 and 84,305,051 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	$9.36	$9.28

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
From non-controlled / non-affiliate investments
Interest income	$41,110,024	$43,960,718
Dividend income	219,602	117,578
Other income	1,071,930	845,552
Total Investment Income	42,401,556	44,923,848
Expenses
Interest expense	15,287,596	15,485,031
Management fees	2,478,991	2,420,506
Administration fees	495,773	483,976
Custodian fees	5,046	1,398
Board of Directors’ fees	59,923	75,999
Professional fees	546,422	319,037
Other general and administrative expenses	250,084	222,605
Total Expenses Before Reductions	19,123,835	19,008,552
Expense support	(384,633)	(149,187)
Net Expenses	18,739,202	18,859,365
Net Investment Income (Loss) Before Taxes	23,662,354	26,064,483
Net change in provision (benefit) for income and excise taxes	17,490	140
Net Investment Income (Loss) After Taxes	23,644,864	26,064,343
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	446,365	(12,596)
Net realized gain (loss) on foreign currency transactions	(92)	(176)
Net realized gain (loss)	446,273	(12,772)
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(2,898,198)	(9,754,350)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(316)	205
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	167,886	32,251
Net change in unrealized appreciation (depreciation)	(2,730,628)	(9,721,894)
Net Realized and Change in Unrealized Gains (Losses)	(2,284,355)	(9,734,666)
Net Increase (Decrease) in Net Assets Resulting from Operations	$21,360,509	$16,329,677

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$23,644,864	$26,064,343
Net realized gain (loss)	446,273	(12,772)
Net change in unrealized appreciation (depreciation)	(2,730,628)	(9,721,894)
Net increase (decrease) in net assets resulting from operations	21,360,509	16,329,677
Capital Activity:
Capital contributions	—	50,286,000
Distributions to Unit Holders	(15,045,604)	(15,298,214)
Capital units repurchased	—	(18,917,680)
Reinvestment of distributions	8,275,730	7,554,676
Net increase (decrease) in net assets resulting from capital activity	(6,769,874)	23,624,782
Total increase (decrease) in net assets	14,590,635	39,954,459
Net assets, beginning of period	782,713,965	755,545,778
Net Assets, End of Period	$797,304,600	$795,500,237

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$21,360,509	$16,329,677
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(123,171,218)	(77,254,594)
Proceeds from sales of investments and principal repayments	110,573,951	29,499,606
Net proceeds (payments) from sales (purchases) of short-term securities	(7,799,698)	(25,073,884)
Net realized (gain) loss on investments	(446,365)	12,596
Net realized (gain) loss on foreign currency transactions	92	176
Net change in unrealized (appreciation) depreciation on investments	2,898,198	9,754,350
Net change in unrealized (appreciation) depreciation on foreign currency translation	316	(205)
Payment-in-kind interest capitalized	(2,075,870)	(1,601,959)
Net accretion of discount and amortization of premium	(2,841,417)	(2,020,261)
Amortization of deferred financing costs	685,005	386,087
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	205,505	(4,182,589)
(Increase) decrease in interest receivable	(3,215,524)	(1,260,629)
(Increase) decrease in prepaid expenses and other assets	17,898	86,775
Increase (decrease) in due to custodian	—	(155,575)
Increase (decrease) in payable for purchases of investments	1,027,270	(66,034)
Increase (decrease) in interest payable	(1,614,927)	(57,849)
Increase (decrease) in management fee payable	16,524	27,435
Increase (decrease) in due to affiliates, net	84,480	(8,905)
Increase (decrease) in other accounts payable and accrued liabilities	(302,065)	(157,393)
Net Cash Provided by (Used in) Operating Activities	(4,597,336)	(55,743,175)
Cash Flows from Financing Activities:
Capital contributions	—	50,286,000
Repurchased units	(6,368,624)	—
Capital distributions	(6,769,874)	(7,743,538)
Proceeds from borrowings	65,000,000	16,400,000
Repayment of borrowings	(57,009,025)	—
Net Cash Provided by (Used in) Financing Activities	(5,147,523)	58,942,462
Net increase (decrease) in Cash and Foreign cash	(9,744,859)	3,199,287
Effect of foreign currency exchange rates changes on cash	(408)	(373)
Cash and Foreign cash, beginning of the period	34,131,134	33,818,898
Cash and Foreign cash, End of the Period	$24,385,867	$37,017,812
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$8,275,730	$7,554,676
Reinvestment of distributions	$(8,275,730)	$(7,554,676)
Non-cash purchases of payment-in-kind securities	$2,075,870	$1,601,959
Non-cash interest income from payment-in-kind securities	$(2,075,870)	$(1,601,959)
Cash paid for interest expense	$16,217,518	$15,156,793

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
Penn Quarter Partners, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.70%	8/25/2031	3,722,206	$3,679,267	$3,722,206
Penn Quarter Partners, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/25/2031	-	(15,832)	-
Penn Quarter Partners, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/25/2031	-	(15,814)	-
						3,647,621	3,722,206	0.47%
Aerospace & Defense
Aeron Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.95%	1/2/2032	4,156,250	4,105,925	4,156,250
Aeron Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	1/2/2032	-	(33,337)	-
Aeron Buyer, LLC (f)(i)(q)	Revolving Credit Facility	Prime + 4.25%	11.00%	1/2/2032	185,185	151,844	185,185
Kinetic Engines Systems Inc (i)(l)	Term Loan	SOFR + 4.75%	8.52%	5/3/2029	8,143,179	7,997,693	8,143,179
Kinetic Engines Systems Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.52%	5/3/2028	2,151,809	2,101,367	2,151,809
Prospect Mold & Die Company (i)(l)(q)	Term Loan	SOFR + 5.00%	8.70%	3/30/2032	5,527,200	5,458,157	5,458,110
Prospect Mold & Die Company (f)(i)(q)	Revolving Credit Facility	Prime + 4.00%	10.75%	3/30/2032	209,623	194,351	194,338
Tex-Tech Industries Inc (j)(l)	Term Loan	SOFR + 4.75%	8.41%	1/13/2031	707,143	701,210	707,143
Tex-Tech Industries Inc (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.41%	1/13/2031	95,238	94,404	95,238
Tex-Tech Industries Inc (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.42%	1/13/2031	66,667	65,636	66,667
Tighitco Inc (i)(l)(q)	Term Loan	SOFR + 6.00%	9.67%	2/28/2030	8,703,297	8,595,697	8,668,484
Tighitco Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.68%	2/28/2030	879,121	865,805	874,725
						30,298,752	30,701,128	3.84%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(m)(q)	Term Loan	SOFR + 5.50%	9.17%	11/27/2030	157,361	155,415	155,945
Dynamic Connections, Ltd (i)(l)(m)(p)	Term Loan	CORRA + 5.50%	8.49%	11/27/2030	514,047	362,060	367,678
Dynamic Connections, Ltd (f)(i)(m)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	11/27/2030	323,326	319,236	320,208
Dynamic Connections, Ltd (f)(i)(m)(q)	Revolving Credit Facility	SOFR + 5.50%	9.17%	11/27/2030	11,547	10,194	10,508

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Dynamic Connections, Ltd (f)(i)(m)(q)	Delayed Draw Term Loan	-	-	11/27/2030	-	$(42,254)	$(63,000)
Pla Buyer, LLC (i)(l)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.67%	11/22/2029	16,654,937	16,395,171	16,088,669
Pla Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.67%	11/22/2029	1,105,263	1,073,730	1,033,684
R1 Holdings, LLC (i)(l)	Term Loan	SOFR + 6.75%	10.45%	12/29/2028	21,415,613	21,067,025	20,794,560
R1 Holdings, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.75%	10.46%	12/29/2028	2,443,811	2,383,471	2,372,941
R1 Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.75%	10.43%	12/29/2028	4,855,204	4,775,068	4,697,738
STG Distribution LLC (h)(m)(q)(r)	Term Loan	SOFR + 8.25% (7.25% PIK)	-	10/3/2029	7,070,904	6,710,921	7,070,904
STG Distribution LLC (h)(m)(q)(r)	Term Loan	SOFR + 7.50% (6.50% PIK)	-	10/3/2029	38,409,862	38,409,862	422,509
STG Distribution LLC (m)(q)	Delayed Draw Term Loan	8.00% (8.00% PIK)	8.00%	7/13/2026	8,847,093	8,075,909	8,847,093
STG Distribution LLC (m)(q)	Term Loan	8.00% (8.00% PIK)	8.00%	7/13/2026	11,384,421	11,384,421	11,384,421
STG Distribution LLC (m)(q)	Term Loan	8.00% (8.00% PIK)	8.00%	7/13/2026	904,391	904,391	904,391
						111,984,620	74,408,249	9.34%
Application Software
ACP Avenu Midco LLC (i)(l)	Term Loan	SOFR + 5.00%	8.66%	10/2/2029	18,328,125	17,996,398	18,328,125
ACP Avenu Midco LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	(108,091)	-
ACP Avenu Midco LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	10/2/2029	4,666,593	4,609,660	4,666,593
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.00%	8.66%	10/2/2029	463,323	459,525	463,323
ACP Avenu Midco LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2029	-	(1,563)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.00%	8.66%	10/2/2029	13,930,000	13,809,322	13,930,000
ACP Falcon Buyer Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.16%	8/1/2029	23,241,475	22,798,751	23,241,475
ACP Falcon Buyer Inc (f)(i)(q)	Revolving Credit Facility	-	-	8/1/2029	-	(109,739)	-
Alegeus Technologies Holdings Corp (i)(l)(q)	Term Loan	SOFR + 6.50%	10.17%	11/5/2029	26,611,370	26,097,537	26,531,535
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	12/9/2029	30,999,856	30,420,755	30,813,857
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	12/9/2028	-	(49,957)	(26,029)
Cytracom LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.67%	6/28/2027	4,853,804	4,830,467	4,761,581
Cytracom LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/28/2027	-	(2,344)	(10,674)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Cytracom LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	7/1/2029	-	$(20,523)	$(39,482)
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR + 6.00%	9.67%	3/1/2028	20,874,167	20,701,834	20,707,174
Lightspeed Solutions, LLC (j)(q)	Term Loan	SOFR + 6.00%	9.67%	3/1/2028	1,376,764	1,375,780	1,365,750
Prism Parent Co Inc. (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.68%	9/16/2028	1,470,278	1,451,354	1,470,278
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.68%	9/16/2028	30,724,532	30,425,941	30,724,532
Routeware, Inc (i)(l)	Term Loan	SOFR + 5.25%	8.94%	9/18/2031	9,545,455	9,465,836	9,411,818
Routeware, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.93%	9/18/2031	1,039,773	1,018,815	994,687
Routeware, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	8.92%	9/18/2031	204,545	196,468	190,227
						185,366,226	187,524,770	23.52%
Automotive Parts & Equipment
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR + 5.25% (2.75% PIK)	9.09%	8/31/2028	26,547,048	26,292,329	20,759,791
Arrowhead Holdco Company (j)(q)	Delayed Draw Term Loan	SOFR + 5.25% (2.75% PIK)	9.09%	8/31/2028	2,424,388	2,424,388	1,895,872
						28,716,717	22,655,663	2.84%
Building Products
Tgnl Purchaser LLC (i)(q)	Term Loan	SOFR + 4.50%	8.17%	6/25/2031	822,514	813,262	822,514
Tgnl Purchaser LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/25/2031	-	(1,811)	-
Vp Deliver Parent, Inc (i)(l)(q)	Term Loan	SOFR + 4.75%	8.45%	2/17/2031	4,536,528	4,480,909	4,479,821
Vp Deliver Parent, Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	2/17/2031	-	(3,691)	(3,780)
Vp Deliver Parent, Inc (f)(i)(q)	Revolving Credit Facility	-	-	2/17/2031	-	(7,909)	(8,101)
						5,280,760	5,290,454	0.66%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.20%	4/9/2030	354,186	349,725	342,498
BPCP Craftsman Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/9/2030	-	(2,855)	(12,000)
BPCP Craftsman Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/9/2030	-	(1,903)	(5,176)
						344,967	325,322	0.04%
Data Processing & Outsourced Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Vrc Companies LLC (i)(l)	Term Loan	SOFR + 5.50%	9.19%	6/29/2027	33,859,627	$33,705,667	$33,859,627
						33,705,667	33,859,627	4.25%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)	Term Loan	SOFR + 4.75%	8.42%	11/1/2030	7,167,339	7,094,662	7,138,669
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/1/2030	-	(11,607)	(4,839)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	11/1/2030	-	(19,381)	-
Benefit Plan Administrators of Eau Claire, LLC (j)(q)	Term Loan	SOFR + 4.75%	8.42%	11/1/2030	990,000	979,529	986,040
Cub Financing Intermediate, LLC (k)(l)	Term Loan	SOFR + 4.75%	8.45%	6/28/2030	5,061,806	5,023,118	5,061,806
Cub Financing Intermediate, LLC (k)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	6/28/2030	2,352,778	2,327,067	2,352,778
						15,393,388	15,534,454	1.95%
Diversified Support Services
All-Lift Systems, LLC (i)(l)(q)	Term Loan	SOFR + 6.25%	9.92%	9/19/2028	12,676,027	12,568,988	12,676,027
All-Lift Systems, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	9.92%	9/19/2028	308,219	291,217	308,219
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.35%	6/1/2027	15,378,500	15,251,290	13,994,435
American Trailer Rental Group, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.35%	6/1/2027	14,552,284	14,549,789	13,242,578
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.60%	6/1/2027	18,975,542	18,791,969	17,362,621
Eversmith Brands Intermediate Holding Company (i)(l)	Term Loan	SOFR + 5.00%	8.67%	6/17/2030	520,147	514,224	520,147
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/17/2030	322,500	318,783	322,500
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Revolving Credit Facility	-	-	6/17/2030	-	(1,092)	-
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	-	-	6/17/2030	-	(8,701)	-
Hy-Tek Opco, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.20%	9/19/2028	16,754,822	16,613,601	16,687,802
Hy-Tek Opco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2028	-	(26,189)	(12,709)
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 4.75%	8.42%	11/1/2029	12,312,283	12,171,377	12,312,283
Identiti Resources LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	11/1/2029	5,047,509	4,990,192	5,047,509
Identiti Resources LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/1/2029	-	(19,253)	-
Identiti Resources LLC (i)(q)	Term Loan	SOFR + 4.75%	8.42%	11/1/2029	324,515	320,290	324,515

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Kinetic Infrastructure Group, Inc. (i)(l)(q)	Term Loan	SOFR + 5.50%	9.17%	3/13/2030	16,173,469	$16,013,853	$16,011,735
Kinetic Infrastructure Group, Inc. (f)(i)(q)	Delayed Draw Term Loan	-	-	3/13/2030	-	(9,441)	(9,566)
Kinetic Infrastructure Group, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.17%	3/13/2030	350,765	331,883	331,633
National Power, LLC (i)(l)	Term Loan	SOFR + 4.50%	8.17%	10/20/2029	1,358,430	1,348,110	1,348,921
National Power, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/20/2029	-	(3,015)	(2,929)
National Power, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/20/2029	-	(2,694)	(2,615)
Perimeter Solutions Group, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.45%	10/2/2030	11,916,201	11,797,327	11,797,039
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	10/2/2030	3,324,122	3,288,166	3,288,178
Perimeter Solutions Group, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2030	-	(41,696)	(42,608)
Perimeter Solutions Group, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.45%	10/2/2030	2,802,648	2,769,259	2,774,622
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2030	-	(10,549)	(6,705)
						131,807,688	128,273,632	16.08%
Education Services
Professional Education Holdco, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.17%	2/26/2032	11,160,053	11,022,196	11,020,552
Professional Education Holdco, LLC (i)(q)	Term Loan	16.00% (16.00% PIK)	16.00%	2/26/2032	2,487,910	2,438,626	2,438,152
Professional Education Holdco, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	2/26/2032	-	(54,691)	(55,534)
Professional Education Holdco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	2/26/2032	-	(17,497)	(17,771)
						13,388,634	13,385,399	1.68%
Electrical Components & Equipment
Luminii LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.70%	3/21/2030	6,636,264	6,553,257	6,636,264
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.70%	3/21/2030	1,633,929	1,607,410	1,633,929
Luminii LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/21/2030	-	(13,141)	-
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	3/21/2030	-	(9,338)	-
Warshaw Opco LLC (i)(q)	Term Loan	SOFR + 6.00%	9.70%	3/27/2030	739,578	730,304	680,412
Warshaw Opco LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.70%	3/27/2030	66,610	63,744	47,723
						8,932,236	8,998,328	1.13%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electronic Components
Aep Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR + 6.50% (4.75% PIK)	10.32%	10/5/2027	25,318,056	$25,037,394	$23,849,609
Aep Passion Intermediate Holdings, Inc. (i)(q)	Delayed Draw Term Loan	SOFR + 6.50% (4.75% PIK)	10.32%	10/5/2027	1,402,008	1,387,565	1,320,692
Aep Passion Intermediate Holdings, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50% (4.75% PIK)	10.32%	10/5/2027	602,127	583,392	500,357
Eds Buyer, LLC (i)(l)	Term Loan	SOFR + 4.50%	8.20%	1/10/2029	896,482	885,014	896,482
Eds Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/10/2029	-	(999)	-
						27,892,366	26,567,140	3.33%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.94%	11/4/2030	21,686,103	21,421,081	21,686,103
Principal Lighting Group Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/4/2030	-	(35,872)	-
						21,385,209	21,686,103	2.72%
Environmental & Facilities Services
Dragonfly Pond Works (i)(q)	Term Loan	SOFR + 5.00%	8.70%	8/16/2031	2,948,104	2,911,671	2,948,104
Dragonfly Pond Works (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	8/16/2031	3,485,334	3,455,324	3,485,334
Dragonfly Pond Works (f)(i)(q)	Revolving Credit Facility	-	-	8/16/2031	-	(15,686)	-
Dragonfly Pond Works (i)(l)	Term Loan	SOFR + 5.00%	8.70%	8/16/2031	3,928,279	3,880,604	3,928,279
Dragonfly Pond Works (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	8/16/2031	903,689	870,456	903,689
Scp Mechanical Services Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	8/20/2031	6,697,115	6,620,098	6,080,981
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.42%	8/20/2031	192,308	176,090	59,615
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/20/2031	-	(37,870)	(577,163)
						17,860,687	16,828,839	2.11%
Health Care Facilities
Infusion Services Management LLC (i)(l)	Term Loan	SOFR + 5.00%	8.70%	7/6/2029	18,567,216	18,216,856	18,437,246
Infusion Services Management LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	7/6/2029	7,014,952	6,921,969	6,965,847
Infusion Services Management LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.69%	7/6/2029	3,231,007	3,180,926	3,208,369
Infusion Services Management LLC (i)(q)	Term Loan	SOFR + 5.00%	8.70%	7/6/2029	4,742,593	4,679,725	4,709,394

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$32,999,476	$33,320,856	4.17%
Health Care Services
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.92%	7/2/2031	19,992,719	19,746,721	19,792,792
Ab Centers Acquisition Corporation (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	7/2/2031	1,805,644	1,772,854	1,782,925
Ab Centers Acquisition Corporation (f)(j)(q)	Revolving Credit Facility	-	-	7/2/2031	-	(22,383)	(18,405)
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.92%	7/2/2031	990,000	985,860	980,100
Align Enta Mso Holdings, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.43%	3/25/2032	8,062,936	7,982,505	7,982,307
Align Enta Mso Holdings, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	3/25/2032	-	(12,860)	(12,901)
Align Enta Mso Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/25/2032	-	(8,143)	(8,169)
Align Enta Mso Holdings, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	3/25/2032	-	(6,430)	(6,450)
Bebright Mso, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.45%	6/3/2030	9,493,666	9,421,754	9,493,666
Bebright Mso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.45%	6/3/2030	7,620,877	7,563,846	7,620,877
Bebright Mso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/3/2030	-	(14,237)	-
Bebright Mso, LLC (i)(q)	Term Loan	SOFR + 5.25%	8.95%	6/3/2030	90,455	89,647	89,731
Bebright Mso, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	6/3/2030	-	(3,602)	(2,479)
Behavioral Framework LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.41%	11/20/2031	11,251,960	11,144,727	11,251,960
Behavioral Framework LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	11/20/2031	1,814,153	1,795,536	1,814,153
Behavioral Framework LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.40%	11/20/2031	402,145	387,002	402,145
CareRing Health, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	5/4/2028	6,484,697	6,473,978	6,426,335
CareRing Health, LLC (j)(l)	Term Loan	SOFR + 6.00%	9.67%	5/4/2028	27,879,310	27,598,017	27,628,397
Dpt Management, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.17%	12/18/2027	1,777,500	1,766,724	1,697,513
Dpt Management, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/18/2027	-	(2,398)	(18,750)
Dpt Management, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.17%	12/18/2027	189,167	187,713	177,917
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.23%	1/3/2029	8,840,909	8,722,036	8,823,227
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(j)(q)	Revolving Credit Facility	-	-	1/3/2029	-	(31,796)	(5,455)
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.57%	1/3/2029	37,543,850	37,036,256	37,468,762

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Future Care Associates LLC (i)(l)	Term Loan	SOFR + 5.25%	9.02%	12/30/2028	29,025,000	$28,629,234	$29,025,000
Future Care Associates LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.02%	12/30/2028	24,402,500	24,079,252	24,402,500
Future Care Associates LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.03%	12/30/2028	1,500,000	1,441,218	1,500,000
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.20%	12/15/2028	6,530,625	6,425,745	6,426,135
Houseworks Holdings, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.20%	12/15/2028	24,250,000	23,865,578	23,862,000
Houseworks Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.19%	12/15/2028	3,382,048	3,300,496	3,292,606
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.20%	12/15/2028	43,077,542	42,353,671	42,388,302
Lifecare Intermediate II, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.95%	5/20/2030	2,992,500	2,964,000	2,962,575
Lifecare Intermediate II, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	5/20/2030	199,500	190,063	188,503
Lifecare Intermediate II, LLC (i)(q)	Term Loan	SOFR + 5.25%	8.95%	5/20/2030	997,500	988,001	987,525
NE Ortho Management Services, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	12/13/2030	6,462,036	6,384,882	6,397,415
NE Ortho Management Services, LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/13/2030	-	(11,220)	(9,842)
NE Ortho Management Services, LLC (i)(l)	Term Loan	SOFR + 5.00%	8.70%	12/13/2030	5,197,900	5,133,340	5,145,921
NE Ortho Management Services, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	12/13/2030	2,417,205	2,387,820	2,393,033
NE Ortho Management Services, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	12/13/2030	705,882	689,019	688,235
The Smilist Dso, LLC (i)(l)	Term Loan	SOFR + 6.00%	9.70%	4/4/2029	20,876,283	20,563,747	20,876,283
The Smilist Dso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2029	-	(15,696)	-
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.70%	4/4/2029	4,532,616	4,466,271	4,532,616
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.70%	4/4/2029	5,643,990	5,560,319	5,643,990
The Smilist Dso, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	4/4/2029	896,707	889,611	889,238
Tiger Healthcare Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.70%	2/27/2030	73,574	72,666	69,528
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR + 6.00%	9.70%	2/27/2030	2,453,662	2,413,805	2,318,710
Tiger Healthcare Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.70%	2/27/2030	1,125,000	1,090,932	1,001,250
Together Womens Health, LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.20%	8/26/2031	9,403,297	9,294,926	9,403,297
Together Womens Health, LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.20%	8/26/2031	1,202,747	1,145,570	1,202,747
Together Womens Health, LLC (f)(j)(q)	Revolving Credit Facility	-	-	8/26/2031	-	(18,587)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.02%	12/12/2028	33,267,488	$32,915,832	$33,267,488
VIP Medical US Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/12/2028	-	(70,851)	-
VIP Medical US Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.02%	12/12/2028	7,966,250	7,888,346	7,966,250
VIP Medical US Buyer, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.02%	12/12/2028	498,750	494,145	498,750
						378,085,462	380,680,253	47.75%
Health Care Supplies
C2dx, Inc (i)(l)	Term Loan	SOFR + 5.75%	9.42%	3/19/2030	514,915	509,305	508,736
C2dx, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.42%	3/19/2030	33,898	32,523	32,271
C2dx, Inc (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	3/19/2030	332,593	329,109	328,602
Premier Dental Products Company LLC (i)(l)	Term Loan	SOFR + 5.00%	8.70%	1/31/2031	3,093,750	3,054,448	3,093,750
Premier Dental Products Company LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	1/31/2031	-	(7,601)	-
Premier Dental Products Company LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/31/2031	-	(7,662)	-
						3,910,122	3,963,359	0.49%
Health Care Technology
Andretti Buyer, LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.20%	1/30/2033	10,714,286	10,609,070	10,607,143
Andretti Buyer, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	1/30/2033	-	(4,360)	(4,464)
Andretti Buyer, LLC (f)(j)(q)	Revolving Credit Facility	-	-	1/30/2033	-	(8,717)	(8,929)
Harmony Hit US Holdings Inc (i)(l)(q)	Term Loan	SOFR + 5.00%	8.67%	12/3/2030	17,008,860	16,833,656	16,923,816
Harmony Hit US Holdings Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	12/3/2030	-	(17,635)	-
Harmony Hit US Holdings Inc (f)(i)(q)	Revolving Credit Facility	-	-	12/3/2030	-	(29,576)	(15,124)
Pillr Health Intermediate II, LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.45%	12/31/2031	380,958	344,400	342,862
Pillr Health Intermediate II, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.45%	12/31/2031	15,862,828	15,709,370	15,704,199
Pillr Health Intermediate II, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	12/31/2031	-	(30,450)	(31,746)
						43,405,758	43,517,757	5.46%
Industrial Machinery & Supplies & Components
Double E Company, LLC (i)(l)	Term Loan	SOFR + 6.25% (2.25% PIK)	10.10%	6/21/2028	16,237,169	16,150,856	15,003,145

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Double E Company, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.10%	6/21/2028	1,497,797	$1,497,797	$1,317,004
Double E Company, LLC (i)(q)	Term Loan	SOFR + 6.25% (2.25% PIK)	10.10%	6/21/2028	668,148	652,291	617,369
La-Co Industries, Inc (i)(l)	Term Loan	SOFR + 5.00%	8.70%	7/2/2030	9,007,319	8,903,969	9,007,319
La-Co Industries, Inc (f)(i)(q)	Revolving Credit Facility	Prime + 4.00%	10.75%	7/2/2030	38,023	29,858	38,023
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	10.85%	1/9/2029	35,574,508	35,082,823	35,574,508
Lake Air Products, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.85%	1/9/2029	1,000,000	928,984	1,000,000
Precision I Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	3/12/2032	4,285,714	4,243,161	4,242,857
Precision I Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/12/2032	-	(7,078)	(7,143)
						67,482,661	66,793,082	8.38%
Insurance Brokers
Knight AcquireCo, LLC (k)(l)(q)	Term Loan	SOFR + 4.50%	8.16%	11/7/2032	5,608,966	5,582,126	5,580,921
Knight AcquireCo, LLC (f)(k)(q)	Delayed Draw Term Loan	-	-	11/7/2032	-	(4,408)	(4,674)
						5,577,718	5,576,247	0.70%
IT Consulting & Other Services
Cait Intermediate, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.45%	10/8/2030	13,446,030	13,291,107	13,446,030
Cait Intermediate, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/8/2030	-	(17,206)	-
Digital Experience Services, LLC (i)(q)	Term Loan	SOFR + 5.00%	8.63%	4/25/2030	1,145,192	1,130,649	1,113,127
Digital Experience Services, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.64%	4/25/2030	676,719	665,440	648,010
Digital Experience Services, LLC (f)(i)(q)	Revolving Credit Facility	Prime + 4.00%	10.75%	4/25/2030	14,423	12,068	9,038
Insight Technology Operation LLC (i)(q)	Term Loan	SOFR + 5.25%	8.95%	3/31/2031	851,215	840,091	851,215
Insight Technology Operation LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/31/2031	-	(1,566)	-
						15,920,583	16,067,420	2.02%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.70%	9/26/2031	8,612,267	8,531,882	8,526,144
Ecir Intermediate II LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	9/26/2031	-	(18,896)	(20,608)
Ecir Intermediate II LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/26/2031	-	(9,438)	(10,304)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Wci-Bxc Purchaser, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/6/2030	-	$(98,939)	$(65,877)
Wci-Bxc Purchaser, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	11/6/2031	22,983,384	22,540,274	22,730,567
Woven Health Collective, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	10/23/2028	13,858,837	13,798,600	13,803,401
Woven Health Collective, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/23/2028	-	(18,567)	(17,364)
Woven Health Collective, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.42%	10/23/2028	694,570	687,124	687,624
						45,412,040	45,633,583	5.73%
Office Services & Supplies
Mse Supplies, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.17%	8/14/2030	5,682,692	5,604,867	5,301,952
Mse Supplies, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.17%	8/14/2030	663,462	644,716	566,827
						6,249,583	5,868,779	0.73%
Packaged Foods & Meats
CCI Prime, LLC (i)(q)	Term Loan	SOFR + 7.25% (5.50% PIK)	10.95%	10/18/2029	983,246	967,216	840,676
CCI Prime, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 7.25% (5.50% PIK)	10.95%	10/18/2029	348,746	343,349	298,178
CCI Prime, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.25%	10.95%	10/18/2029	2,450,000	2,396,223	1,942,500
Midas Foods International LLC (i)(q)	Term Loan	SOFR + 6.25%	9.92%	4/30/2029	557,536	550,636	557,536
Midas Foods International LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	9.92%	4/30/2029	486,147	479,732	486,147
Midas Foods International LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/30/2029	-	(2,036)	-
Midas Foods International LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/30/2029	-	(7,971)	-
Nutrail Acquisitionco, LLC (i)(q)	Term Loan	SOFR + 6.00%	9.70%	5/23/2030	701,022	691,942	699,620
Nutrail Acquisitionco, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/23/2030	-	(1,286)	(206)
Nutrail Acquisitionco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/23/2030	-	(2,162)	(347)
Sabrosura Foods, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.67%	8/22/2029	32,695,877	32,338,773	32,401,614
Sabrosura Foods, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	8/22/2029	154,422	130,664	146,562
Sabrosura Foods, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.67%	8/22/2029	537,653	453,255	465,070
SCP Baked Goods Holdings, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.45%	5/1/2031	638,036	631,021	638,036
SCP Baked Goods Holdings, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/1/2031	-	(1,425)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
SCP Baked Goods Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/1/2031	-	$(948)	$-
Shf Holdings, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.20%	1/22/2030	17,431,522	17,221,207	17,431,522
Shf Holdings, Inc (f)(i)(q)	Revolving Credit Facility	-	-	1/22/2030	-	(27,215)	-
						56,160,975	55,906,908	7.02%
Paper & Plastic Packaging Products & Materials
ACP Packaging IntermediateCo, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.95%	10/22/2031	21,051,698	20,753,738	20,799,077
ACP Packaging IntermediateCo, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/22/2031	-	(50,472)	(43,524)
Bron Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 5.75%	9.55%	1/13/2029	32,010,000	31,568,634	32,010,000
Bron Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.55%	1/13/2029	400,000	341,025	400,000
Currier Plastics Acquisition, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	9/19/2031	4,918,246	4,861,012	4,908,410
Currier Plastics Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	9/19/2031	-	(21,389)	-
Currier Plastics Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2031	-	(17,541)	(3,064)
Currier Plastics Acquisition, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.42%	9/19/2031	4,972,144	4,912,424	4,962,199
Currier Plastics Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	9/19/2031	4,727,612	4,670,892	4,718,157
Firmapak Intermediary LLC (i)(q)	Term Loan	SOFR + 5.25%	8.92%	2/4/2031	577,500	571,365	571,725
Firmapak Intermediary LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	8.92%	2/4/2031	62,189	56,100	55,970
Firmapak Intermediary LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	2/4/2031	276,201	273,321	273,439
Firmapak Intermediary LLC (i)(q)	Term Loan	SOFR + 5.25%	8.92%	2/4/2031	6,452,880	6,390,003	6,388,352
Firmapak Intermediary LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	2/4/2031	-	(9,358)	(9,660)
Soteria Flexibles Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	8/15/2029	7,196,001	7,142,336	7,138,433
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR + 4.75%	8.45%	8/15/2029	15,071,972	14,831,310	14,951,396
Soteria Flexibles Corporation (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.45%	8/15/2029	923,032	838,806	875,773
Soteria Flexibles Corporation (i)(q)	Term Loan	SOFR + 4.75%	8.42%	8/15/2029	372,340	368,702	369,362
Soteria Flexibles Corporation (f)(i)(q)	Delayed Draw Term Loan	-	-	8/15/2029	-	(621)	(383)
						97,480,287	98,365,662	12.34%
Pharmaceuticals

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Alcami Corporation (i)(l)	Term Loan	SOFR + 7.00%	10.82%	12/21/2028	43,603,767	$42,344,950	$43,603,767
Alcami Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 7.00%	10.77%	12/21/2028	3,921,611	3,814,031	3,921,611
Alcami Corporation (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.78%	12/21/2028	2,294,521	2,114,578	2,294,521
						48,273,559	49,819,899	6.25%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.20%	7/16/2030	4,006,758	3,961,893	4,006,758
NAM Acquisition Co LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.20%	7/16/2030	959,036	944,438	959,036
NAM Acquisition Co LLC (f)(j)(q)	Revolving Credit Facility	-	-	7/16/2030	-	(5,200)	-
RPX Corporation (i)(q)	Term Loan	SOFR + 5.50%	9.18%	8/2/2030	9,045,918	8,940,223	9,045,918
RPX Corporation (f)(i)(q)	Revolving Credit Facility	-	-	8/2/2030	-	(8,901)	-
RPX Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.18%	8/2/2030	1,995,000	1,976,057	1,995,000
						15,808,510	16,006,712	2.00%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.48%	12/23/2027	1,963,190	1,963,190	1,935,583
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	14,171,779	14,092,377	14,044,233
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.35%	12/23/2028	2,094,479	2,094,479	2,075,628
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	33,892,547	33,538,230	33,587,514
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.35%	12/23/2028	4,857,143	4,808,533	4,813,429
						56,496,809	56,456,387	7.07%
Specialized Consumer Services
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR + 5.25%	8.95%	6/13/2031	16,104,607	15,975,400	15,927,456
Mustang Prospects Purchaser LLC (j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/13/2031	3,789,319	3,753,776	3,747,637
Mustang Prospects Purchaser LLC (f)(j)(q)	Revolving Credit Facility	-	-	6/13/2031	-	(17,780)	(26,052)
Mustang Prospects Purchaser LLC (j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.87%	6/13/2031	1,002,715	995,006	993,239
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.55%	12/22/2029	8,012,295	7,873,279	7,852,049
Quick Roofing Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.55%	12/22/2029	2,975,000	2,839,395	2,805,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Quick Roofing Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.55%	12/22/2029	2,933,010	$2,883,581	$2,874,350
Quick Roofing Acquisition, LLC (i)(q)	Term Loan	SOFR + 5.75%	9.55%	12/22/2029	488,763	483,029	478,987
Quick Roofing Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.55%	12/22/2029	20,101	16,211	12,426
Roofing Services Solutions LLC (i)(l)	Term Loan	SOFR + 5.75%	9.42%	11/27/2029	10,286,458	10,166,464	10,029,297
Roofing Services Solutions LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25% (0.50% PIK)	9.95%	11/27/2029	6,191,803	6,120,228	6,037,008
Roofing Services Solutions LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.44%	11/27/2029	1,875,000	1,839,769	1,796,875
Scp Wqs Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	8.95%	10/2/2029	4,263,564	4,200,430	4,263,564
Scp Wqs Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	10/2/2029	7,982,253	7,862,175	7,982,253
Scp Wqs Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	(53,365)	-
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.60%	5/6/2029	1,871,429	1,849,313	1,854,586
Solid Ground Solutions Acquisitions Inc (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.60%	5/6/2029	2,364,881	2,338,039	2,343,597
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Revolving Credit Facility	-	-	5/6/2029	-	(6,512)	(5,357)
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.00%	8.63%	5/6/2029	995,000	984,354	986,045
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	5/6/2029	-	(33,547)	(15,968)
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.00%	8.62%	5/6/2029	193,065	190,812	191,327
Trutemp Acquisition LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.67%	8/26/2031	3,588,585	3,538,907	3,559,876
Trutemp Acquisition LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/26/2031	-	(19,567)	(11,570)
Trutemp Acquisition LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/26/2031	-	(48,971)	(3,616)
Unified Service Partners, LLC (i)(q)	Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	360,745	356,251	288,596
Unified Service Partners, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	307,408	303,629	245,926
Unified Service Partners, LLC (i)(q)	Revolving Credit Facility	SOFR + 8.00%	11.65%	4/14/2030	89,286	88,174	71,429
						74,478,480	74,278,960	9.31%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2031	-	(1,551)	-
Penta Fine Ingredients, Inc. (i)(q)	Term Loan	SOFR + 5.00%	8.67%	4/4/2031	851,481	840,361	851,481
						838,810	851,481	0.11%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trading Companies & Distributors
All States Ag Parts LLC (i)(l)(q)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.46%	9/1/2026	23,824,350	$23,742,623	$22,490,186
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR + 5.00%	8.85%	8/22/2028	26,347,912	26,097,446	26,347,912
Belt Power Holdings LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.85%	8/22/2028	6,113,213	6,071,247	6,113,213
Belt Power Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/22/2028	-	(28,560)	-
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 5.25%	8.95%	9/30/2029	1,978,795	1,956,538	1,966,922
Erosion Intermediate Holdings LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.94%	9/30/2029	4,002,121	3,958,964	3,978,108
Erosion Intermediate Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/30/2029	-	(14,136)	(8,036)
Erosion Intermediate Holdings LLC (i)(q)	Term Loan	SOFR + 5.25%	8.89%	9/30/2029	1,994,913	1,970,753	1,982,944
Mobotrex, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.70%	6/7/2031	7,407,920	7,311,379	7,393,104
Mobotrex, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.70%	6/7/2031	131,393	114,981	128,766
Mobotrex, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	6/7/2031	555,977	533,150	554,865
						71,714,385	70,947,984	8.91%
Total First Lien Debt						1,656,300,756	1,613,816,643	202.43%
Unsecured Debt
Health Care Services
Personal Care (Itc) Intermediate Holdings, LLC (i)	Term Loan	SOFR + 10.00% (10.00% PIK)	13.67%	3/17/2029	500,000	493,900	491,250
						493,900	491,250	0.06%
Specialized Consumer Services
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	12/31/2029	106,949	106,949	106,949
						106,949	106,949	0.01%
Total Unsecured Debt						600,849	598,199	0.07%
Equity
Aerospace & Defense
Hitco Parent LLC (o)	Class A Units				8,723	109,890	131,104
						109,890	131,104	0.02%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Air Freight & Logistics
REP RO COINVEST IV-A, L.P. (m)(o)	Equity Units				800,000	$800,000	$136,000
Scp 3pl Topco, LLC (m)(o)	Common Units				92	461	-
Scp 3pl Topco, LLC (m)(o)	Class B Units				7	6,580	7,537
Scp 3pl Topco, LLC (m)(o)	Class B Units				2	2,184	2,215
						809,225	145,752	0.02%
Building Products
Tgnl Topco LP (o)	Common Units				5,525	5,525	9,392
						5,525	9,392	0.00%
Construction & Engineering
BPCP Craftsman Holdings, LLC (o)	Class A Units				16	15,686	6,738
						15,686	6,738	0.00%
Diversified Support Services
Hy-Tek Holdings, LLC (o)	Common Units				61	147,217	163,888
Hy-Tek Holdings, LLC (o)	Series A Preferred Units				61	61,287	61,287
Identiti Holdings LLC (o)	Class A Units				115,875	115,875	338,355
Klc Fund 1022-Ci-A LP (m)(o)	Equity Interest					752,670	1,170,600
Perimeter Solutions Holdings, LP (o)	Common Units				133,274	139,672	138,605
						1,216,721	1,872,735	0.24%
Education Services
Axcel Holdings, LP (m)(o)	Class A Common Units				4,877	487,678	456,223
						487,678	456,223	0.06%
Electrical Components & Equipment
Warshaw Holdings, LLC (o)	Common Units				17	8,432	-
Warshaw Holdings, LLC (o)	Series A Preferred Units				17	8,432	6,559
						16,864	6,559	0.00%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electronic Components
AdvancedPCB Parent, L.P. (o)	Class A Units				1,500	$1,500,000	$230,025
AdvancedPCB Parent, L.P. (o)	Class C Units				76	38,419	62,210
AdvancedPCB Parent, L.P. (o)	Class C Units				213	76,841	119,124
AdvancedPCB Parent, L.P. (o)	Class C Units				217	78,115	113,124
						1,693,375	524,483	0.06%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (o)	Class A Units				187,221	209,601	305,170
Erosion Holdings, LLC (o)	Class A Units				134	133,930	128,310
						343,531	433,480	0.06%
Health Care Services
Dpt Management, LLC (o)	Preferred Units				10,753	33,333	17,742
NE Ortho Holdings, LLC (o)	Class B Membership Units				133	132,518	158,173
Personal Care (Itc) Holdings, LLC (o)	Class A Units				187,961	1,879,621	1,018,749
Tiger Healthcare Holdings, LLC (o)	Class A Interest				97,500	125,000	1
VIP Medical Holdings, LLC (o)	Class A Units				1,000,000	10	3,160,000
VIP Medical Holdings, LLC (o)	Series A Preferred Units				455,593	455,593	469,260
						2,626,075	4,823,925	0.61%
Health Care Technology
Pillr Health Holdings, LP (m)(o)	Class B Preferred Units				128	127,712	130,191
Pillr Health Holdings, LP (m)(o)	Common Units				12,771	-	4,342
						127,712	134,533	0.02%
Human Resource & Employment Services
Fca Partners LLC (m)(o)	Common Units				839,085	4	8
Fca Partners LLC (m)(o)	Class A Preferred Units				839,085	839,085	495,060
						839,089	495,068	0.06%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)	Class A Common Units				1,000	$1,000,000	$216,230
Double E Equity, L.P. (m)(o)	Class A Preferred Units				124	124,465	141,551
Endurance PT Technology Holdings LLC (o)	Common Units				611	61,117	265,468
Endurance PT Technology Holdings LLC (o)	Preferred Units				550	550,052	590,248
Lake Air Products Aggregator LLC (m)(o)	Common Units				1,000,000	1,000,000	850,000
						2,735,634	2,063,497	0.26%
Insurance Brokers
Knight Holdings, LP (m)(o)	Class A-1 Units				16,204	162,037	155,555
						162,037	155,555	0.02%
IT Consulting & Other Services
Insight Technology Enterprises LLC (o)	Preferred Units				9,657	15,576	16,802
						15,576	16,802	0.00%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (m)(o)	Class A-1 Units				243,103	274,779	274,706
Wci-Bxc Investment Holdings LP (m)(o)	Equity Interest					608,645	626,351
						883,424	901,057	0.11%
Office Services & Supplies
Mse Acquisitions Inc (o)	Series A Preferred Stock				288	288,462	111,871
						288,462	111,871	0.01%
Packaged Foods & Meats
CCI Prime Holdings, LLC (o)	Series A Preferred Units				92	92,025	-
CCI Prime Holdings, LLC (m)(o)	Series AA Preferred Units				8	7,636	3,118
Et-Harvest Investment Aggregator, LP (o)	Class A Units				17,341	17,341	22,890
Mfi Group Holdings LLC (o)	Class A Units				19	19,393	21,752
Sabrosura Super Holdings LLC (o)	Class A Interests				323,750	388,500	323,750

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Vp Deliver Holdings, LP (m)(o)	Class A LP Units				210,526	$210,526	$164,211
						735,421	535,721	0.06%
Paper & Plastic Packaging Products & Materials
Acp Flexibles I LP (m)(o)	Equity Interest					191,571	164,751
Bron Holdings, LLC (o)	Class A Units				1,227	1,227,273	1,167,796
Currier Plastics Holdings, LLC (o)	Class B Units				273,422	3	49,216
Currier Plastics Holdings, LLC (m)(o)	Class A Units				273,422	273,422	287,093
Scp Rigid Packaging Holdco, LLC (m)(o)	Common Units				331	6,613	-
Scp Rigid Packaging Holdco, LLC (m)(o)	Class B Units				126	125,507	127,486
						1,824,389	1,796,342	0.24%
Specialized Consumer Services
Acp Roofing Holdings, LLC (o)	Common Units				17,857	17,857	-
Mustang Prospects Holdco, LLC (o)	Class A Units				1,177	1,177,239	1,628,123
Mustang Prospects Holdco, LLC (o)	Class B Units				1,177,238	107,607	329,627
NAM Group Holdings LLC (o)	Class A Units				84,337	84,337	135,783
Quick Roofing Topco, LLC (o)	Class A Interest				327,869	327,869	731,148
Roofing Services Solutions Holdings, LLC (o)	Common Units				196	20,256	-
Roofing Services Solutions Holdings, LLC (o)	Series A Preferred Units				196	228,590	248,894
Scp Mechanical Services Holdco, LLC (o)	Common Units				962	4,808	-
Scp Mechanical Services Holdco, LLC (o)	Class B Units				91	91,350	42,686
Solid Ground Solutions Investment LLC (o)	Class A Units				171,827	171,827	156,362
Trutemp Holdings LLC (o)	Class A Interest				206,612	206,612	192,149
Usw Holdings, LLC (o)	Class A-1 Units				694	718,048	458,094
						3,156,400	3,922,866	0.49%
Specialized Finance
Lift Solutions Holdings LLC (o)	Common Units				143	-	40,685

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Lift Solutions Holdings LLC (o)	Series A Preferred Units				143	$205,491	$205,491
						205,491	246,176	0.04%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (o)	Class A Common Units				26	26	-
Penta Fine Ingredients Parent, LLC (o)	Preferred Units				16	16,435	16,709
						16,461	16,709	0.00%
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,271,725	1,395,332	2,250,953
Mobotrex Ultimate Holdings, LLC (o)	Class A-2 Units				112,338	116,243	184,235
						1,511,575	2,435,188	0.30%
Total Equity						19,826,241	21,241,776	2.68%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.52% (g)(n)	Investor Class Units				26,887,322	26,887,322	26,887,322
						26,887,322	26,887,322	3.37%
Total Money Market Mutual Funds						26,887,322	26,887,322	3.37%
Total Investments -- non-controlled/ non-affiliate						1,703,615,168	1,662,543,940	208.55%
Total Investment Portfolio						$1,703,615,168	$1,662,543,940	208.55%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Funds Rate (SOFR) or Canadian Overnight Repo Rate Average (CORRA) and Prime Rate (Prime) which reset daily, monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026.
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
(h)
The interest rate floor on these investments as of March 31, 2026 was 1.50%.
(i)
The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(j)
The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(k)
The interest rate floor on these investments as of March 31, 2026 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.

The accompanying notes are an integral part of these consolidated financial statements

(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of March 31, 2026, non-qualifying assets amounted to $34,940,834 which represents 2.0% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $21,241,776 or 2.7% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Flexibles I LP	Equity Interest	10/22/2025	191,571
Acp Roofing Holdings, LLC	Common Units	4/14/2025	17,857
AdvancedPCB Parent, L.P.	Class A Units	2/14/2023	1,500,000
AdvancedPCB Parent, L.P.	Class C Units	2/7/2025	76,841
AdvancedPCB Parent, L.P.	Class C Units	8/9/2024	38,419
AdvancedPCB Parent, L.P.	Class C Units	10/9/2025	78,115
Axcel Holdings, LP	Class A Common Units	2/26/2026	487,678
Belt Power Parent, LLC	Class A Units	10/7/2022 - 3/31/2025	1,395,332
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	15,686
Bron Holdings, LLC	Class A Units	1/13/2023 - 7/31/2025	1,227,273
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
CCI Prime Holdings, LLC	Series AA Preferred Units	12/8/2025	7,636
Currier Plastics Holdings, LLC	Class A Units	9/19/2025 - 12/18/2025	273,422
Currier Plastics Holdings, LLC	Class B Units	9/19/2025 - 12/18/2025	3
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024 - 9/5/2025	124,465
Dpt Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024 - 1/16/2026	209,601
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 10/28/2025	61,117
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 10/28/2025	550,052
Erosion Holdings, LLC	Class A Units	9/30/2024	133,930
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	17,341
Fca Partners LLC	Class A Preferred Units	4/17/2023 - 6/7/2024	839,085
Fca Partners LLC	Common Units	4/17/2023 - 6/7/2024	4
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	274,779
Hitco Parent LLC	Class A Units	2/28/2025	109,890
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	61,287
Hy-Tek Holdings, LLC	Common Units	9/19/2025	147,217
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	15,576
Klc Fund 1022-Ci-A LP	Equity Interest	12/1/2022	750,000
Knight Holdings, LP	Class A-1 Units	11/7/2025	162,037
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
Lift Solutions Holdings LLC	Common Units	9/19/2025	-
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	205,491

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Mfi Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	19,393
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024 - 11/6/2025	116,243
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	288,462
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 9/30/2025	1,177,239
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 9/30/2025	107,607
NAM Group Holdings LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024 - 1/6/2026	132,518
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	26
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	16,435
Perimeter Solutions Holdings, LP	Common Units	10/2/2024 - 07/31/2025	139,672
Personal Care (Itc) Holdings, LLC	Class A Units	2/14/2023 - 10/18/2023	1,879,621
Pillr Health Holdings, LP	Class B Preferred Units	12/31/2025	127,712
Pillr Health Holdings, LP	Common Units	12/31/2025	-
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO COINVEST IV-A, L.P.	Equity Units	12/29/2022	800,000
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024 - 9/30/2025	20,256
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024 - 9/30/2025	228,590
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
Scp 3pl Topco, LLC	Class B Units	1/30/2026	2,184
Scp 3pl Topco, LLC	Class B Units	11/27/2024	6,580
Scp 3pl Topco, LLC	Common Units	11/27/2024 - 1/30/2026	461
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025	91,350
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025	4,808
Scp Rigid Packaging Holdco, LLC	Class B Units	2/2/2026	125,507
Scp Rigid Packaging Holdco, LLC	Common Units	2/2/2026	6,613
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024 - 9/5/2025	171,827
Tgnl Topco LP	Common Units	6/25/2025	5,525
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
Trutemp Holdings LLC	Class A Interest	8/26/2025	206,612
Usw Holdings, LLC	Class A-1 Units	11/3/2022 - 1/14/2025	718,048
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022 - 12/29/2025	455,593
Vp Deliver Holdings, LP	Class A LP Units	2/17/2026	210,526
Warshaw Holdings, LLC	Common Units	3/27/2025	8,432
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	8,432
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	608,108
(p)
The par value of these investments is stated in Canadian Dollars.
(q)
Security or portion of the security is pledged as collateral for Truist Senior Secured Revolving Credit Facility.
(r)
The investment was on non-accrual status as of March 31, 2026.

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

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

Fidelity Private Credit Company LLC (formerly Fidelity Private Credit Central Fund LLC) (the “Fund”) is a non-diversified, closed-end management investment company. The Fund was formed on September 16, 2021, as a Delaware limited partnership named Fidelity Direct Lending Fund, LP, and elected, on January 31, 2023, to amend its legal structure to a Delaware limited liability company, adopt a fiscal year end of December 31 and was renamed Fidelity Private Credit Central Fund LLC. On March 11, 2024, the Fund was renamed Fidelity Private Credit Company LLC. The Fund has entered into an Investment Advisory Agreement with Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), a Delaware limited liability company. FDS is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. Prior to May 10, 2023, FIAM LLC was the Adviser. Prior to January 31, 2023, FIAM Institutional Funds Manager, LLC (“FIAMIFM”), a Delaware limited liability company and a wholly owned subsidiary of FIAM Holdings Corp., was the general partner of the Fund (“General Partner”).

Effective January 31, 2023, the General Partner and the Limited Partners became unit holders of the Fund (“Unit Holder”) and the interests in the Limited Partnership were converted into Common Units (“Units”) of the Fund. Within these consolidated financial statements and notes to consolidated financial statements all references to Unit Holder and net assets prior to January 31, 2023 are referring to Partners and Partners’ Capital, respectively.

On June 1, 2023, the Fund elected to be regulated, and intends to qualify annually, as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On June 6, 2023, the Fund elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Board of Directors (the “Board”) of the Fund approved an Agreement and Plan of Merger (the “Merger Agreement”) between the Fund and Fidelity Private Credit Company II LLC, a Delaware limited liability company. The Merger Agreement provides for the transfer of all the assets and the assumption of all the liabilities of the Fund in exchange for corresponding units of Fidelity Private Credit Company II LLC equal in value to the net assets of the Fund on the day the reorganization is effective.

The reorganization is expected to occur during July 2026. The reorganization is expected to qualify as a tax-free transaction for federal income tax purposes with no gain or loss recognized by the funds or their unit holders.

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

The Fund will invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are private and may be backed by a sponsor but may also include investments in small capitalization public companies or companies that are non-sponsors. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and public U.S. operating companies having a market capitalization of less than $250.0 million. The Fund may also invest to a lesser degree in non-U.S. companies.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar (“USD”) and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported. The Fund operates as a single operating segment. The Fund’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Adviser’s Direct Lending Investment Committee supported by other individuals responsible for oversight functions of the Fund, using the information presented on the financial statements and financial highlights.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

As of March 31, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.5 million and $0.7 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2026, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of approximately $0.2 million, which was comprised of a provision for taxes of approximately $0.02 million related to income, and net change in benefit for deferred tax expense related to unrealized appreciation on investments of approximately $0.2 million. For the three months ended March 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total tax benefit of approximately $0.03 million, which was comprised of provision for taxes of a nominal amount related to income, and net change in benefit for deferred tax expense related to unrealized gains on investments of approximately $0.03 million. The Fund did not incur an excise tax for the three months ended March 31, 2026 and 2025.

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

Investment Valuation

The Fund values its investments, upon which its net asset value (“NAV”) is based, in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5 of the 1940 Act, the Fund’s Board has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of the Fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

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

Investment Transactions

For financial reporting purposes, the Fund’s investment holdings include trades executed through the end of the last business day of the period. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method and is recorded within net realized gain (loss) on investments on the consolidated statements of operations.

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

Fee Income

The Fund earns certain fees in connection with its direct lending underwriting activities. These fees are in addition to interest payments earned and may include amendment fees, consent fees and syndication fees and are recorded as other income when earned. Administrative agent fees received by the Fund are recorded as other income when received.

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

Foreign Currency

Foreign-denominated assets, including investment securities, and liabilities are translated into USD at the exchange rate at period end. Purchases and sales of securities, income and dividends received and expenses denominated in foreign currencies are translated into USD at the exchange rate in effect on the transaction date.

Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation (depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the consolidated statements of operations.

Note 3. Unit Holder Transactions

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. Units have no par value. The following table summarizes unit transaction activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	Units	Units
Units issued - contributions during the period	—	5,152,230
Units repurchased	—	(1,952,289)
Distributions reinvested	885,925	778,204
Net increase (decrease)	885,925	3,978,145

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	March 31, 2026
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

	December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

There were no Units issued related to capital drawdowns during the three months ended March 31, 2026. The following table summarizes the total Units issued and proceeds related to capital drawdowns during the three months ended March 31, 2025:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

The following tables summarize distributions declared for the three months ended March 31, 2026 and 2025:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2026	$—	$—	$—
February 2026	0.09	7,418,845	4,071,940
March 2026	0.09	7,626,759	4,203,790
	$0.18	$15,045,604	$8,275,730

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
	$0.19	$15,298,214	$7,554,676

The Private Offering

Prior to the BDC Conversion (as defined below), the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as limited partners. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending Fund, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC. Following the BDC Conversion, the Fund continues to enter into separate Subscription Agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each subscriber makes a capital commitment (“Capital Commitment”) to purchase Units of the Fund pursuant to the Subscription Agreement. Subscribers are required to make capital contributions (“Capital Contributions”) to purchase Units of the Fund each time the Fund delivers a drawdown notice.

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

In connection with each drawdown, Unit Holders will receive a number of Units corresponding to the Capital Contribution, with such Units issued at a per-share price that will be determined prior to the issuance of such Units and in accordance with the 1940 Act, subject to a determination by the Board (including any committee thereof) or the officers of the Fund that such offer price is not below the Fund’s then current NAV per Unit of the Fund as required pursuant to the 1940 Act. Capital Commitments will generally be drawn from Unit Holders by the Fund as needed, upon 10 business days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion.

Effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act of 1933 (the “Securities Act”)) who has committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units as described in “Note 4. Expenses and Transactions with Affiliates.”

On February 11, 2025, the Fund entered into the Second Amended and Restated Limited Liability Company Agreement, in which the Fund expects that it will commence drawdowns of Capital Commitments from subscribers who make a Capital Commitment to the Fund on or after March 1, 2025 only after the Fund has drawn down 90% of the Capital Commitments of each subscriber admitted prior to March 1, 2025. The Fund expects that it will draw down Capital Commitments pro rata in accordance with each subscriber’s unfunded Capital Commitment. The Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however the Fund may draw down additional Capital Commitments as necessary in its sole discretion. In addition, the Second Amended and Restated Limited Liability Company Agreement reflects the Adviser’s authority to forgive a Unit Holder’s unfunded capital commitments, in whole or in part, for the Fund and certain non-material changes.

On April 1, 2025, the Fund released unfunded capital commitments from a Unit Holder of $12.3 million.

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

Repurchase Program

The Fund has implemented a Unit repurchase program under which, subject to market conditions and the approval of the Board, the Fund may from time to time offer to repurchase Units pursuant to written tenders from the Unit Holders. The Fund currently expects to make tender offers of up to 10% per year. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder has the right to require the Fund to repurchase any Units.

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

During the three months ended March 31, 2026, there were no repurchases of Units.

The following table summarizes the Unit repurchases completed during the three months ended March 31, 2025:

Repurchase deadline request	Percentage of Outstanding Units the Company Offered to Repurchase	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
(1)
Percentage is based on total Units as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

Note 4. Expenses and Transactions with Affiliates

Investment Advisory Agreement

Effective May 10, 2023, the Fund entered into an Investment Advisory Agreement with FDS. As compensation for advisory services, commencing on June 9, 2023, the Fund pays an advisory fee (the “Management Fee”) to FDS monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

For the three months ended March 31, 2026 and 2025, management fees were approximately $2.5 million and $2.4 million, respectively. As of March 31, 2026 and December 31, 2025, approximately $0.8 million, as of each period presented, was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2026 and 2025, the Fund incurred $0.5 million, for each period presented, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Fund recorded $0.2 million, for each period presented, in transfer agent fees, which are included in other general and administrative expenses on the consolidated statements of operations.

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

In consideration of the Adviser’s agreement to make Expense Payments, at any time during a fiscal year and, to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the three months ended March 31, 2026, and 2025, there was no recoupment of reimbursed expenses by the Adviser.

This Expense Limitation Agreement renewed as of January 1, 2026 and shall renew automatically for successive one-year terms. The Adviser may not terminate this Expense Limitation Agreement before a term’s expiration date without the approval of the Fund’s Board.

Prior to the Expense Limitation Agreement, the Fund had entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first twelve months commencing upon the Fund’s election to be regulated as a BDC under the 1940 Act, which occurred on June 1, 2023, the Adviser was obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses did not exceed 0.50% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). “Other Operating Expenses” meant the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees and third party valuation agent fees, insurance costs, director fees, administration fees, and other general and administrative expenses.

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

For the three months ended March 31, 2026 and 2025, approximately $0.4 million and $0.1 million, respectively, was recognized and recorded in expense support on the consolidated statements of operations.

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

Affiliated Investments

There were no affiliated holdings as of March 31, 2026 and December 31, 2025.

Affiliated Unit Holder Investments

FIAM Institutional Funds Manager, LLC (“FIAMIFM”), as the former General Partner, owned 1,731.84 Units and 1,699.30 Units of net assets as of March 31, 2026 and December 31, 2025, respectively.

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	March 31, 2026 % Net Assets	December 31, 2025 % Net Assets
Fidelity Capital and Income Fund	45%	45%
Fidelity Advisor Floating Rate High Income Fund	16%	16%

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the Units as of each period presented.

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

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,656,300,756	$1,613,816,643	97.1%	$1,639,776,304	$1,600,336,929	97.6%
Unsecured Debt	600,849	598,199	0.0%	128,340	103,631	0.0%
Equity	19,826,241	21,241,776	1.3%	18,862,283	20,153,337	1.2%
Mutual Funds	26,887,322	26,887,322	1.6%	19,087,624	19,087,624	1.2%
Total Investments	$1,703,615,168	$1,662,543,940	100.0%	$1,677,854,551	$1,639,681,521	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Health Care Services	23.3%	22.5%
Application Software	11.3%	11.5%
Diversified Support Services	7.9%	8.9%
Paper & Plastic Packaging Products & Materials	6.1%	5.9%
Specialized Consumer Services	4.7%	6.7%
Air Freight & Logistics	4.5%	5.0%
Trading Companies & Distributors	4.4%	4.4%
Industrial Machinery & Supplies & Components	4.1%	3.9%
Soft Drinks & Non-alcoholic Beverages	3.4%	3.4%
Packaged Foods & Meats	3.4%	3.6%
Pharmaceuticals	3.0%	3.0%
Life Sciences Tools & Services	2.8%	2.8%
Health Care Technology	2.6%	2.0%
Data Processing & Outsourced Services	2.0%	2.1%
Health Care Facilities	2.0%	2.0%
Aerospace & Defense	1.9%	1.3%
Electronic Components	1.6%	1.6%
Mutual Funds	1.6%	1.2%
Automotive Parts & Equipment	1.4%	1.4%
Electronic Manufacturing Services	1.3%	1.3%
Environmental & Facilities Services	1.0%	0.8%
IT Consulting & Other Services	1.0%	1.0%
Research & Consulting Services	1.0%	1.0%
Diversified Financial Services	0.9%	0.9%
Education Services	0.8%	0.0%
Electrical Components & Equipment	0.5%	0.5%
Office Services & Supplies	0.4%	0.4%
Insurance Brokers	0.3%	0.3%
Building Products	0.3%	0.1%
Health Care Supplies	0.2%	0.2%
Advertising	0.2%	0.2%
Specialty Chemicals	0.1%	0.1%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Specialized Finance	0.0%	0.0%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	March 31, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,630,955,021	98.1%	204.6%	$1,608,084,129	98.1%	205.5%
Australia	30,787,828	1.9%	3.9%	31,078,536	1.9%	4.0%
Canada	801,091	0.0%	0.1%	518,856	0.0%	0.1%
Total	$1,662,543,940	100.0%	208.6%	$1,639,681,521	100.0%	209.6%

As of March 31, 2026 and December 31, 2025, on a fair value basis, 98.5% and 100.0% of debt investments bore interest at a floating rate, respectively, and 1.5% and 0.0% of debt investments bore interest at a fixed rate, respectively. As of March 31, 2026, two investments across one broadly syndicated loan borrower were on non-accrual status. As of December 31, 2025, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of March 31, 2026 and December 31, 2025, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,613,816,643	$1,613,816,643
Unsecured Debt	—	—	598,199	598,199
Equity	—	—	21,241,776	21,241,776
Mutual Funds	26,887,322	—	—	26,887,322
Total Investments	$26,887,322	$—	$1,635,656,618	$1,662,543,940

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,600,336,929	$1,600,336,929
Unsecured Debt	—	—	103,631	103,631
Equity	—	—	20,153,337	20,153,337
Mutual Funds	19,087,624	—	—	19,087,624
Total Investments	$19,087,624	$—	$1,620,593,897	$1,639,681,521

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	First Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$1,600,336,929	$103,631	$20,153,337	$1,620,593,897
Purchases of investments	123,708,372	600,699	938,017	125,247,088
Proceeds from principal repayments and sales of investments	(110,445,611)	(128,340)	—	(110,573,951)
Accretion of discount/ amortization of premium	2,841,267	150	—	2,841,417
Net realized gain (loss)	420,424	—	25,941	446,365
Net change in unrealized appreciation (depreciation)	(3,044,738)	22,059	124,481	(2,898,198)
Fair value, end of period	$1,613,816,643	$598,199	$21,241,776	$1,635,656,618
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2026	$(5,103,589)	$(2,650)	$124,481	$(4,981,758)

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,525,175,632	$37,433,922	$18,047,546	$1,580,657,100
Purchases of investments	77,649,013	590,949	616,591	78,856,553
Proceeds from principal repayments and sales of investments	(19,499,606)	(10,000,000)	—	(29,499,606)
Accretion of discount/ amortization of premium	1,735,149	285,112	—	2,020,261
Net realized gain (loss)	(12,596)	—	—	(12,596)
Net change in unrealized appreciation (depreciation)	(6,057,264)	(2,551,511)	(1,145,575)	(9,754,350)
Fair value, end of period	$1,578,990,328	$25,758,472	$17,518,562	$1,622,267,362
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025	$(6,057,804)	$(2,266,399)	$(1,145,575)	$(9,469,778)

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

The following provides information on Level 3 securities held by the Fund that were valued as of March 31, 2026 and December 31, 2025 based on unobservable inputs:

	March 31, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,613,816,643	Market approach	Transaction price	$98.00	$99.75	$98.95	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.3	0.6	0.3	Increase
		Discounted cash flow	Yield	8.2%	22.5%	10.2%	Decrease
Unsecured Debt	598,199	Market comparable	Enterprise value/Revenue multiple (EV/R)	1.3	1.3	1.3	Increase
		Discounted cash flow	Yield	15.2%	15.2%	15.2%	Decrease
Equity	21,241,776	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.6	1.3	1.3	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.3	10.8	Increase
		Book value	Discount rate	4.3%	4.3%	4.3%	Decrease
		Book value	Book value multiple	1.0	1.0	1.0	Increase
Total	$1,635,656,618

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,600,336,929	Market approach	Transaction price	$99.00	$99.50	$99.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.3	1.2	1.1	Increase
		Discounted cash flow	Yield	7.9%	19.5%	10.1%	Decrease
Unsecured Debt	103,631	Market comparable	Enterprise value/Revenue multiple (EV/R)	1.2	1.2	1.2	Increase
Equity	20,153,337	Market approach	Transaction price	$—	$1,000.00	$1,000.00	Increase
		Market approach	Discount rate	40.0%	40.0%	40.0%	Decrease
		Market approach	Net Asset Value	$1,223.00	$1,223.00	$1,223.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	1.2	1.2	1.2	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.5	11.0	Increase
Total	$1,620,593,897

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

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2026 and December 31, 2025, approximates fair value.

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

The following table details the unfunded loan commitments as of March 31, 2026:

Investments - non-controlled / non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$1,858,088
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	6,673,945
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	394,945
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	6,500,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	3,626,997
Aep Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	1,152,533
Aeron Buyer, LLC	Delayed Draw Term Loan	1/2/2032	5,555,556
Aeron Buyer, LLC	Revolving Credit Facility	1/2/2032	2,592,593
Alcami Corporation	Revolving Credit Facility	12/21/2028	5,047,945
Align Enta Mso Holdings, LLC	Delayed Draw Term Loan	3/25/2032	2,580,140
Align Enta Mso Holdings, LLC	Delayed Draw Term Loan	3/25/2032	1,290,070
Align Enta Mso Holdings, LLC	Revolving Credit Facility	3/25/2032	816,855
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	1,746,575
Andretti Buyer, LLC	Revolving Credit Facility	1/30/2033	892,857
Andretti Buyer, LLC	Delayed Draw Term Loan	1/30/2033	892,857
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	4,338,106
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	2,015,197
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	826,446
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	1,206,434
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	292,560
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	470,588
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	156,863
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	4,600,000
C2dx, Inc	Revolving Credit Facility	3/19/2030	101,695
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	1,520,270
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,050,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	3,744,667
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	1,531,974
Cytracom LLC	Delayed Draw Term Loan	7/1/2029	2,078,008
Cytracom LLC	Revolving Credit Facility	6/28/2027	561,798
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	475,962
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	177,885
Double E Company, LLC	Revolving Credit Facility	6/21/2028	881,057
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	60,833
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2031	3,706,967

As of March 31, 2026 (continued):

Investments - non-controlled / non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Dragonfly Pond Works	Revolving Credit Facility	8/16/2031	$1,336,211
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	7,000,000
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	103,926
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	23,095
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	4,121,688
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,030,422
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	85,106
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	1,878,123
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	44,118
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	1,932,000
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	559,700
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	3,500,000
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	2,208,114
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	3,177,173
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	1,767,789
Infusion Services Management LLC	Revolving Credit Facility	7/6/2029	2,958
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	124,611
Kinetic Engines Systems Inc	Revolving Credit Facility	5/3/2028	2,058,252
Kinetic Infrastructure Group, Inc.	Delayed Draw Term Loan	3/13/2030	1,913,265
Kinetic Infrastructure Group, Inc.	Revolving Credit Facility	3/13/2030	1,562,500
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	1,869,655
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	722,433
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	5,000,000
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	1,800,000
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,000,000
Luminii LLC	Revolving Credit Facility	3/21/2030	1,098,901
Luminii LLC	Delayed Draw Term Loan	3/21/2030	560,440
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	763,359
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,806,072
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	1,182,540
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	778,846
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,368,325
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	591,901
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928

As of March 31, 2026 (continued):

Investments - non-controlled / non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
National Power, LLC	Delayed Draw Term Loan	10/20/2029	$418,404
National Power, LLC	Revolving Credit Facility	10/20/2029	373,575
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	2,117,647
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	984,225
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	173,410
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	102,929
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	2,805,683
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	1,402,842
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	123,457
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	4,260,850
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,787,973
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	718,185
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	6,349,295
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	3,428,619
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,000,000
Precision I Buyer, LLC	Revolving Credit Facility	3/12/2032	714,286
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	1,250,000
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	625,000
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Professional Education Holdco, LLC	Delayed Draw Term Loan	2/26/2032	4,442,696
Professional Education Holdco, LLC	Revolving Credit Facility	2/26/2032	1,421,663
Prospect Mold & Die Company	Revolving Credit Facility	3/30/2032	1,013,178
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	5,525,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	484,848
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	574,661
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	1,104,294
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	1,250,000
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	3,392,045
Routeware, Inc	Revolving Credit Facility	9/18/2031	818,182
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	7,527,147
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	267,857
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	89,286
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	6,730,769
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	1,250,000
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	4,258,004
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	2,347,826
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	5,806,452

As of March 31, 2026 (continued):

Investments - non-controlled / non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	4,984,375
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	127,660
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	63,492
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	60,317
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	165,746
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	98,132
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,125,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	219,780
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	7,692,308
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	1,648,352
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	7,231,405
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	1,446,281
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
Vp Deliver Parent, Inc	Revolving Credit Facility	2/17/2031	648,075
Vp Deliver Parent, Inc	Delayed Draw Term Loan	2/17/2031	604,870
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	169,477
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	5,988,807
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	4,341,061
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	1,041,855
Total Unfunded Commitments			$284,036,789

The following table details the unfunded loan commitments as of December 31, 2025:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,353,804
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	6,673,945
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	394,945
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	6,500,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	3,626,997
Aep Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	1,152,223
Alcami Corporation	Revolving Credit Facility	12/21/2028	5,782,192
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	1,746,575
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	4,338,106
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	2,015,197
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	826,446
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	1,608,579
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	292,560
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	470,588
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	156,863
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	4,250,000
C2dx, Inc	Revolving Credit Facility	3/19/2030	101,695
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	3,390
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,151,809
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	1,520,270
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,050,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	4,699,248
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	1,913,807
Cytracom LLC	Revolving Credit Facility	6/28/2027	561,798
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	352,022
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	687,500
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	192,308
Double E Company, LLC	Revolving Credit Facility	6/21/2028	1,057,269
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	60,833
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	297,550
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	4,121,688
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,030,422

As of December 31, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	$85,106
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	937,500
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	1,878,123
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	44,118
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	138,889
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	44,444
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	2,375,819
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	3,177,173
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	1,537,976
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	1,059,412
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	124,611
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	1,869,655
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	5,000,000
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	2,000,000
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,000,000
Luminii LLC	Revolving Credit Facility	3/21/2030	1,098,901
Luminii LLC	Delayed Draw Term Loan	3/21/2030	824,176
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	763,359
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,806,072
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	1,138,743
Mri Acquisitions, Inc	Revolving Credit Facility	7/1/2026	1,833,333
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	778,846
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,894,660
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	444,537
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	591,901
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/20/2029	418,404
National Power, LLC	Revolving Credit Facility	10/20/2029	373,575
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	323,102
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	173,410
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	102,929

As of December 31, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	$2,805,683
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	1,402,842
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	123,457
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	4,260,850
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,787,973
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	718,185
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	6,349,295
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	3,428,619
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,105,263
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	1,250,000
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	625,000
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	6,800,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	484,848
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	574,661
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	1,595,092
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	895,833
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	3,852,273
Routeware, Inc	Revolving Credit Facility	9/18/2031	818,182
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	3,924,869
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	267,857
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	89,286
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	6,730,769
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	1,442,308
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	4,258,004
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	2,347,826
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	5,806,452
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	4,984,375
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	90,476
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	63,492
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	165,746
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	165,048
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,125,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tighitco Inc	Revolving Credit Facility	2/28/2030	384,615
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	7,692,308
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	1,648,352
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	7,231,405
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	1,446,281
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	169,477
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	5,988,807
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	4,341,061
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	1,475,961
Total Unfunded Commitments			$256,175,901

In addition, as of March 31, 2026, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$23,946	$—
CCI Prime Holdings, LLC	Series AA Preferred Units	11,698	—
Total Unfunded Equity Commitments		$35,644	$—

As of December 31, 2025, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$23,946	$—
CCI Prime Holdings, LLC	Series AA Preferred Units	11,698	—
Total Unfunded Equity Commitments		$35,644	$—

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Fund’s asset coverage was 188%, as of each period presented.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2026 and 2025 were $893.7 million and 5.82% and $876.9 million and 6.51%, respectively. The Fund’s weighted average interest rate paid as of March 31, 2026 and December 31, 2025 was 5.80% and 6.09%, respectively.

The Fund’s outstanding borrowings as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility⁽¹⁾	$1,000,000,000	$650,344,332	$650,344,332
Truist Senior Secured Revolving Credit Facility	430,000,000	251,000,000	251,000,000
Total	$1,430,000,000	$901,344,332	$901,344,332
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of March 31, 2026, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.3 million.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$1,000,000,000	$680,353,357	$680,353,357
Truist Senior Secured Revolving Credit Facility	430,000,000	213,000,000	213,000,000
Total	$1,430,000,000	$893,353,357	$893,353,357
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2025, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$14,115,943	$14,937,346
Facility unused fees	486,648	161,598
Amortization of deferred financing costs	685,005	386,087
Total Interest Expense	$15,287,596	$15,485,031

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

The Truist Facility is guaranteed by certain subsidiaries of the Fund and will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Truist Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding of portfolio investments, and such other uses as permitted under the Truist Agreement.

The Truist Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions.

The availability period under the Truist Facility will terminate on June 15, 2029 (the “Commitment Termination Date”) and the Truist Facility will mature on June 14, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Truist Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

The Truist Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Fund to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, the lender under the Truist Facility may declare the outstanding advances and all other obligations under the Truist Facility immediately due and payable.

On March 24, 2026, the Fund entered into a Limited Consent and First Amendment to the Truist Agreement (the “Limited Consent and Amendment”) to provide for, among other things, (i) the consent by the Lenders to the entry by the Fund into the Merger Agreement with the conditions that at the effective time of the merger, the Fund will merge with and into Fidelity Private Credit Company II LLC, with Fidelity Private Credit Company II LLC continuing as the surviving company (the ”Merger”) and the consummation by the Fund of the Merger and (ii) certain amendments as amended by the Limited Consent and Amendment to reflect the assumption by Fidelity Private Credit Company II LLC of all obligations of the borrower thereunder upon the consummation of the Merger.

Note 9. Financial Highlights

The financial highlights for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Per Unit Data
Net asset value per unit, beginning of period	$9.28	$9.68
Net investment income (loss) A	0.28	0.33
Net realized and change in unrealized gain (loss)	(0.02)	(0.13)
Net increase (decrease) in net assets resulting from operations	0.26	0.20
Distributions	(0.18)	(0.19)
Net asset value per unit, end of period	$9.36	$9.69
Total return E	2.72%	2.09%

	Three Months Ended March 31,
	2026	2025
Ratios:
Net investment income (loss) to average net assets B	12.09%	13.66%
Expenses to average net assets, before reductions B,C	9.79%	9.96%
Expenses to average net assets, after reductions B,C	9.59%	9.88%
Portfolio turnover rate D	6.78%	1.84%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense B,C	1.96%	1.85%
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense B,C	1.77%	1.77%

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

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to March 31, 2026, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

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

Overview

The Fund was formed on September 16, 2021 as a Delaware limited partnership and converted to a Delaware limited liability company effective January 31, 2023. The Fund elected to be regulated as a business development company (“BDC”) on June 1, 2023. On June 6, 2023, the Fund elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of directly compensating employees, the Fund pays Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) for investment and management services pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement.

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

Expenses

The Adviser and/or its affiliates paid, directly or through reimbursement of the Fund, for all costs and expenses incurred in connection with the organization of the Fund, including, without limitation, the following: (i) the offering and sale of the Common Units (“Units”) of the Fund, (ii) the BDC Conversion (as defined below) and the organization of the Fund, (iii) the election to be treated as a BDC under the 1940 Act, and (iv) the negotiation, execution and delivery of the LLC Agreement, the Investment Advisory Agreement, Administration Agreement, and any related or similar documents, including, without limitation, any related legal and accounting fees and expenses, printing costs, travel and out-of-pocket expenses and filing fees. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending Fund, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a BDC.

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

Expense Limitation Agreement

On January 1, 2025, the Fund entered into Expense Limitation Agreement with the Adviser. The Adviser agrees to pay on a monthly basis Other Operating Expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets (“Expense Limitation”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, administration fee, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses, fees and expenses associated with the Fund’s securities lending program, and dividend expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to shareholders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s shareholders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s directors and officers with respect thereto. For additional information, see “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 4. Expenses and Transactions with Affiliates.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2026	2025
Investments:
Total investments, beginning of period	$1,677,854,551	$1,590,134,722
New investments purchased	123,171,218	77,254,594
Payment-in-kind interest capitalized	2,075,870	1,601,959
Net purchases (sales) of short-term securities	7,799,698	25,073,884
Net accretion of discount on investments	2,841,417	2,020,261
Net realized gain (loss) on investments	446,365	(12,596)
Investments sold or repaid	(110,573,951)	(29,499,606)
Total Investments, End of Period	$1,703,615,168	$1,666,573,218

Number of portfolio companies	103	84
Weighted average yield on debt, at amortized cost(1)	9.16%	10.10%
Weighted average yield on debt, at fair value(2)	9.16%	10.08%
Percentage of debt investments bearing a floating rate, at fair value	98.5%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	1.5%	0.0%
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

Our investments consisted of the following:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,656,300,756	$1,613,816,643	97.1%	$1,639,776,304	$1,600,336,929	97.6%
Unsecured Debt	600,849	598,199	0.0%	128,340	103,631	0.0%
Equity	19,826,241	21,241,776	1.3%	18,862,283	20,153,337	1.2%
Mutual Funds	26,887,322	26,887,322	1.6%	19,087,624	19,087,624	1.2%
Total Investments	$1,703,615,168	$1,662,543,940	100.0%	$1,677,854,551	$1,639,681,521	100.0%

As of March 31, 2026, two investments across one broadly syndicated loan borrower were on non-accrual status. As of December 31, 2025, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Health Care Services	23.3%	22.5%
Application Software	11.3%	11.5%
Diversified Support Services	7.9%	8.9%
Paper & Plastic Packaging Products & Materials	6.1%	5.9%
Specialized Consumer Services	4.7%	6.7%
Air Freight & Logistics	4.5%	5.0%
Trading Companies & Distributors	4.4%	4.4%
Industrial Machinery & Supplies & Components	4.1%	3.9%
Soft Drinks & Non-alcoholic Beverages	3.4%	3.4%
Packaged Foods & Meats	3.4%	3.6%
Pharmaceuticals	3.0%	3.0%
Life Sciences Tools & Services	2.8%	2.8%
Health Care Technology	2.6%	2.0%
Data Processing & Outsourced Services	2.0%	2.1%
Health Care Facilities	2.0%	2.0%
Aerospace & Defense	1.9%	1.3%
Electronic Components	1.6%	1.6%
Mutual Funds	1.6%	1.2%
Automotive Parts & Equipment	1.4%	1.4%
Electronic Manufacturing Services	1.3%	1.3%
Environmental & Facilities Services	1.0%	0.8%
IT Consulting & Other Services	1.0%	1.0%
Research & Consulting Services	1.0%	1.0%
Diversified Financial Services	0.9%	0.9%
Education Services	0.8%	0.0%
Electrical Components & Equipment	0.5%	0.5%
Office Services & Supplies	0.4%	0.4%
Insurance Brokers	0.3%	0.3%
Building Products	0.3%	0.1%
Health Care Supplies	0.2%	0.2%
Advertising	0.2%	0.2%
Specialty Chemicals	0.1%	0.1%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Specialized Finance	0.0%	0.0%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	March 31, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,630,955,021	98.1%	204.6%	$1,608,084,129	98.1%	205.5%
Australia	30,787,828	1.9%	3.9%	31,078,536	1.9%	4.0%
Canada	801,091	0.0%	0.1%	518,856	0.0%	0.1%
Total	$1,662,543,940	100.0%	208.6%	$1,639,681,521	100.0%	209.6%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Rating	Fair Value	Fair Value
1	$—	$—
2	1,448,079,998	1,432,513,559
3	137,705,526	146,838,049
4	—	21,088,952
5	28,629,318	—
Total	$1,614,414,842	$1,600,440,560

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended March 31,
	2026	2025
Total investment income	$42,401,556	$44,923,848
Net expenses	18,739,202	18,859,365
Net investment income (loss) before taxes	23,662,354	26,064,483
Net change in provision (benefit) for income and excise taxes	17,490	140
Net investment income (loss) after taxes	23,644,864	26,064,343
Net realized gain (loss)	446,273	(12,772)
Net change in unrealized appreciation (depreciation)	(2,730,628)	(9,721,894)
Net increase (decrease) in net assets resulting from operations	$21,360,509	$16,329,677

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$41,110,024	$43,960,718
Dividend income	219,602	117,578
Other income	1,071,930	845,552
Total Investment Income	$42,401,556	$44,923,848

For the three months ended March 31, 2026, total investment income was $42.4 million, as additional fees earned by the Fund offset declining base rates and a stable investment portfolio at fair value. The size of the Fund’s investment portfolio at fair value was approximately $1.7 billion as of March 31, 2026 and its weighted average yield on debt and income producing investments, at fair value, was 9.16%. For the three months ended March 31, 2025, total investment income was $44.9 million, primarily driven by the continued capital deployment of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.7 billion as of March 31, 2025 and its weighted average yield on debt and income producing investments, at fair value, was 10.08%. The year over year decline in the weighted average yield on debt and income producing investments is primarily attributable to the decline in the Secured Overnight Financing Rate (“SOFR”) given the floating rate nature of the Fund’s investment portfolio.

The interest rate for most of the 2025 held steady with the SOFR rate at approximately 4.30% before declining to approximately 3.90% at the end of 2025. During the first quarter of 2026 SOFR was at approximately 3.70%, compared to approximately 4.30% during the first quarter of 2025. Spreads in the traditional middle market, the Fund's primary area of focus, remained modestly compressed in the first quarter of 2026.

While interest rates are considered when determining appropriate capital structures of our borrowers, future interest rate increases may result in a higher cost of capital for our borrowers. This could in turn negatively impact the free cash flow of certain borrowers, impacting their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted. The portfolio management team strives to structure each loan for the current market conditions while building in sufficient cushions to account for unexpected changes in rates over the terms of the loans.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$15,287,596	$15,485,031
Management fees	2,478,991	2,420,506
Administration fees	495,773	483,976
Custodian fees	5,046	1,398
Board of Directors' fees	59,923	75,999
Professional fees	546,422	319,037
Other general and administrative expenses	250,084	222,605
Total Expenses Before Reductions	19,123,835	19,008,552
Expense support	(384,633)	(149,187)
Net Expenses	18,739,202	18,859,365
Net change in provision (benefit) for income and excise taxes	17,490	140
Net Expenses Including Taxes	$18,756,692	$18,859,505

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three months ended March 31, 2026 and 2025 was approximately $15.3 million and $15.5 million, respectively. The decrease in interest expense was primarily driven by lower interest rates, partially offset by greater borrowings under the Fund’s credit facilities as the Fund continues to grow the portfolio. The weighted average interest rate paid decreased to 5.82%, for the three months ended March 31, 2026, compared to 6.51%, for the three months ended March 31, 2025. The average principal balance outstanding increased to $893.7 million, for the three months ended March 31, 2026, compared to $876.9 million, for the three months ended March 31, 2025.

Management Fees

For the three months ended March 31, 2026 and 2025, management fees were $2.5 million and $2.4 million, respectively. The increase in management fees was due to increase in the average daily net assets, compared to the three months ended March 31, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the average daily net assets of the Fund throughout the month.

Other Expenses

For the three months ended March 31, 2026 and 2025, total other expenses were $1.4 million and $1.1 million, respectively. The increase in total other expenses was primarily driven by an increase in professional fees and other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund.

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

As of March 31, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.5 million and $0.7 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2026, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of approximately $0.2 million, which was comprised of a provision for taxes of approximately $0.02 million related to income, and net change in benefit for deferred tax expense related to unrealized appreciation on investments of approximately $0.2 million. For the three months ended March 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of approximately $0.03 million, which was comprised of provision for taxes of a nominal amount related to income, and net change in benefit for deferred tax expense related to unrealized gains on investments of approximately $0.03 million. The Fund did not incur an excise tax for the three months ended March 31, 2026 and 2025.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on non-controlled / non-affiliate investments	$446,365	$(12,596)
Net realized gain (loss) on foreign currency transactions	(92)	(176)
Net Realized Gain (Loss)	$446,273	$(12,772)

For the three months ended March 31, 2026, the Fund generated approximately $0.4 million of net realized gain on investments, primarily from the sale of investments. For the three months ended March 31, 2025, the Fund generated approximately $0.01 million of net realized loss on investments, primarily from the sale of investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2026	2025
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(2,898,198)	$(9,754,350)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(316)	205
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	167,886	32,251
Net change in unrealized appreciation (depreciation)	$(2,730,628)	$(9,721,894)

For the three months ended March 31, 2026, the Fund recorded a decrease in the net change in unrealized depreciation during the period, primarily attributable to the performance of a small subset of underlying portfolio investments. Furthermore, the Fund recorded a tax benefit of approximately $0.2 million, for certain depreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which partially offset the decrease in net change in unrealized depreciation during the quarter ended March 31, 2026.

For the three months ended March 31, 2025, the Fund recorded a decrease in the net change in unrealized appreciation (depreciation) primarily due to the performance of a small sub-set of underlying assets due to market volatility driving spread widening. Furthermore, the Fund recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporate for tax purposes, which further reduced the net change in unrealized depreciation for the first quarter of fiscal 2025.

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

As of March 31, 2026 and December 31, 2025, the Fund had one asset-based leverage facility and one revolving credit facility.

In order to finance certain investment transactions, the Fund may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Fund sells an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date. During the three months ended March 31, 2026 and 2025, there were no short-term borrowings.

The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026 and December 31, 2025, the Fund had an aggregate amount of $901.3 million and $893.4 million of debt outstanding, respectively, and the Fund’s asset coverage ratio was 188%, as of each period presented.

Cash as of March 31, 2026, taken together with the Fund’s $528.7 million of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from unfunded commitments is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

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

As of March 31, 2026, the Fund had $24.4 million in cash and $26.9 million in short-term liquid investments. During the three months ended March 31, 2026, cash used by operating activities was $4.6 million, primarily as a result of funding portfolio investments, partially offset by sales of investments and principal repayments. Cash used in financing activities was $5.1 million during the period, primarily as a result of distributions to investors and repurchased units, partially offset by net proceeds from borrowings.

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

Equity

Prior to the BDC Conversion, the Fund operated as a private limited partnership. As a private limited partnership, the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as Limited Partners. An affiliate of the Fund, FIAM Institutional Funds Manager, LLC (“FIAMIFM”), served as the general partner of the Fund and had a capital commitment of $10,000 which was fully funded prior to the BDC Conversion. In connection with the BDC Conversion, existing investors were admitted as Unit Holders of the Fund. Capital Commitments of investors pursuant to subscription agreements entered into prior to the BDC Conversion continue to be outstanding capital commitments to the Fund. Existing capital accounts of Limited Partners were converted to corresponding Units of the Fund. Following the BDC Conversion, the Fund continues to enter into separate subscription agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each subscriber makes a Capital Commitment to purchase Units of the Fund pursuant to the subscription agreement. Subscribers are required to make Capital Contributions to purchase Units of the Fund each time the Fund delivers a drawdown notice. Capital Commitments will generally be drawn from investors by the Fund as needed, upon 10 Business Days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion.

Effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act of 1933 (“Securities Act”)) who has committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units.

On February 11, 2025, the Fund entered into the Second Amended and Restated Limited Liability Company Agreement, in which the Fund expects that it will commence drawdowns of Capital Commitments from subscribers who make a Capital Commitment to the Fund on or after March 1, 2025 only after the Fund has drawn down 90% of the Capital Commitments of each subscriber admitted prior to March 1, 2025.The Fund expects that it will draw down Capital Commitments pro rata in accordance with each subscriber’s unfunded Capital Commitment. The Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however the Fund may draw down additional Capital Commitments as necessary in its sole discretion. In addition, the Second Amended and Restated Limited Liability Company Agreement reflects the Adviser’s authority to forgive a Unit Holder’s unfunded capital commitments, in whole or in part, for the Fund and certain non-material changes.

On April 1, 2025, the Fund released unfunded capital commitments from a Unit Holder of $12.3 million.

Investment companies managed by an affiliate, in aggregate, were owners of record of 100% of the total units as of March 31, 2026 and December 31, 2025.

Effective January 31, 2023, the Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	March 31, 2026
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

	December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

During the three months ended March 31, 2026 there were no Units issued related to capital drawdowns. The following table summarizes total units issued and proceeds related to capital drawdowns for the three months ended March 31, 2025:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

Distributions

The following tables summarize distributions declared for the three months ended March 31, 2026 and 2025:

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2026	$—	$—	$—
February 2026	0.09	7,418,845	4,071,940
March 2026	0.09	7,626,759	4,203,790
	$0.18	$15,045,604	$8,275,730

Month	Distribution per unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
	$0.19	$15,298,214	$7,554,676

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

During the three months ended March 31, 2026, there were no repurchases of Units.

The following table summarizes the Unit repurchases completed during the three months ended March 31, 2025:

Repurchase deadline request	Percentage of Outstanding Units the Company Offered to Repurchase	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
(1)
Percentage is based on total Units as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2026 and 2025, was $893.7 million and 5.82% and $876.9 million and 6.51%, respectively. The Fund’s weighted average interest rate paid as of March 31, 2026 and December 31, 2025 was 5.80% and 6.09%, respectively.

The Fund’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility⁽¹⁾	$1,000,000,000	$650,344,332	$650,344,332
Truist Senior Secured Revolving Credit Facility	430,000,000	251,000,000	251,000,000
Total	$1,430,000,000	$901,344,332	$901,344,332
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of March 31, 2026, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.3 million.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$1,000,000,000	$680,353,357	$680,353,357
Truist Senior Secured Revolving Credit Facility	430,000,000	213,000,000	213,000,000
Total	$1,430,000,000	$893,353,357	$893,353,357
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2025, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

For additional information on the Fund’s borrowings, refer to “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $284.0 million and $256.2 million, respectively.

In addition, the Fund was party to subscription agreements to fund equity investment commitments. As of March 31, 2026 and December 31, 2025, the Fund had unfunded equity investment commitments of approximately $0.04 million, as of each period presented.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of March 31, 2026, management is not aware of any pending or threatened material litigation.

Related-Party Transactions

The Fund has entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement;
•
Administration Agreement;
•
Transfer Agent Agreement;
•
Expense Limitation Agreement;
•
Administrative Agent Expense Allocation Agreement;
•
Affiliated investments;
•
Affiliated Unit Holder Investments; and
•
Placement Agent Agreement

In addition to the aforementioned agreements, the Fund, the Adviser, and certain of the Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 4. Expenses and Transactions with Affiliates.”

Recent Developments

See “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 10. Subsequent Events.” for a summary of recent developments.

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

As the fair value measurement for substantially all of the Fund's investments is determined using subjective judgements and unobservable inputs, changes to the assumptions and estimates underlying the fair value measurements are reasonably likely to have a material impact on the financial condition and results of operations of the Fund. Information on valuation techniques and unobservable inputs used, including the impact to the valuation from a change in the input, for the fair value measurements of investments categorized as Level 3 in the fair value hierarchy is included in “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 6. Fair Value Measurements.”

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

As of March 31, 2026, 98.5% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statements of assets and liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49,703,237	$27,040,330	$22,662,907
Up 200 basis points	33,135,492	18,026,887	15,108,605
Up 100 basis points	16,567,746	9,013,443	7,554,303
Down 100 basis points	(16,567,746)	(9,013,443)	(7,554,303)
Down 200 basis points	(33,135,420)	(18,026,887)	(15,108,533)
Down 300 basis points	(45,971,944)	(27,040,330)	(18,931,614)

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Fund’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed on our annual report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Capital Drawdowns

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Dividend Reinvestment Plan

During the three months ended March 31, 2026, the Fund issued 885,925 Common Units (“Units”) in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the Fund’s Units issued for reinvestment of distributions was approximately $8.3 million.

Unit Repurchases

The Fund has adopted a Unit repurchase program. The Fund has no obligation to repurchase Units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

During the three months ended March 31, 2026, there were no repurchases of Units.

For additional information, see “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 3. Unit Holder Transactions.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, by and among Fidelity Private Credit Company LLC, Fidelity Private Credit Company II LLC, and Fidelity Diversifying Solutions LLC, dated as of March 25, 2026.(3)

3.1	First Amended and Restated Limited Liability Company Agreement of the Fund.(1)

3.2	Second Amended and Restated Limited Liability Company Agreement of the Fund.(2)

10.1

Limited Consent and First Amendment to Senior Secured Revolving Credit Agreement, by and among Fidelity Private Credit Company LLC, Fidelity Private Credit Company II LLC, Truist Bank, as administrative agent, the lenders and issuing banks party thereto, and the subsidiary guarantors party thereto, dated as of March 24, 2026.(4)

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

* Filed herewith.

(1)
Previously filed as Exhibit 3.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 15, 2024.
(2)
Previously filed as Exhibit 3.2 to the Fund’s Form 10-K (File No. 814-01645), filed on March 19, 2025.
(3)
Previously filed as Exhibit 2.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 27, 2026.
(4)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 27, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: May 8, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: May 8, 2026	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9916999.101

FDLA-10Q1-0526